Form 10-Q
period 2002-09-29
ISP CHEMCO INC; ISP MINERALS  LLC; ISP GLOBAL TECHNOLOGIES  LLC; ISP INVESTMENTS LLC; ISP CHEMICALS LLC; ISP MANAGEMENT LLC; ISP TECHNOLOGIES LLC; ISP MINERALS INC /NY/; ISP CHEMICALS INC /NY/; ISP TECHNOLOGIES INC /NY/
filed 2002-11-13
CIK 1067851, 1159983, 1159982, 1159981, 1159980, 1159979, 1159977, 1159976, 1159975, 1159974

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 29, 2002

                                      OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 333-17827-01

                                ISP CHEMCO INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                         51-0382622
(State of Incorporation)                              (I.R.S. Employer
                                                     Identification No.)

 300 Delaware Avenue, Suite 303, Wilmington, Delaware            19801
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (302) 427-5818

                      ___________________________________
                      See Table of Additional Registrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of November 12, 2002, 100 shares of ISP Chemco Inc. common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of November 12, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                            ADDITIONAL REGISTRANTS
                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ----------------             -----------    ------------------    -----------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     10             333-70144-09/         4501 Attwater Avenue
Inc.                                                                        22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP  Management                 Delaware                     10             333-70144-13/         1361 Alps Road
  Company, Inc.                                                             22-3807364            Wayne, NJ  07470
                                                                                                  (973) 628-4000
Bluehall Incorporated           Delaware                      1             033-44862-15/         c/o ISP Management
                                                                            13-3335905            Company, Inc.
                                                                                                  1361 Alps Road
                                                                                                  Wayne, NJ 07470
                                                                                                  (973) 628-4000
Verona Inc.                     Delaware                     100            033-44862-16/         1361 Alps Road
                                                                            22-3036319            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Real Estate Company,        Delaware                     2              033-44862-12/         1361 Alps Road
    Inc.                                                                    22-2886551            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Freetown Fine               Delaware                     10             033-70144-12/         238 South Main Street
  Chemicals Inc.                                                            52-2069636            Assonet, MA  02702
                                                                                                  (508) 672-0634
ISP International Corp.         Delaware                     10             033-44862-07/         300 Delaware Avenue
                                                                            51-0333734            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5715
ISP (Puerto Rico) Inc.          Delaware                     10             033-44862-03/         Mirador de Bairoa
                                                                            22-2934561            Calle 27 ST-14
                                                                                                  HC01 Box 29030
                                                                                                  PMB 15
                                                                                                  Caguas, PR 00725-8900
                                                                                                  (787) 744-3188
ISP Alginates Inc.              Delaware                     10             333-70144-11/         2145 East Belt Street
                                                                            22-3676745            San Diego, CA 92113
                                                                                                  (619) 557-3100
ISP Environmental               Delaware                     10             033-44862-04/         1361 Alps Road
  Services Inc.                                                             51-0333801            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Global                      Delaware                     10             333-70144-10/         300 Delaware Avenue
  Technologies Inc.                                                         22-3807358            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5852
ISP Investments Inc.            Delaware                     10             033-44862-08/         300 Delaware Avenue
                                                                            22-3807361            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5822
ISP Chemicals LLC               Delaware                     N/A            333-70144-04/         Route 95 Industrial Area
                                                                            22-3807378            P.O. Box 37
                                                                                                  Calvert City, Kentucky
                                                                                                  42029
                                                                                                  (270) 395-4165


                                                        ADDITIONAL REGISTRANTS
                                                                                                   Address, including zip
                                                                            Commission File No./   code and telephone
Exact name of registrant as     State or other               No. of         I.R.S. Employer        number, including area
specified in its charter        jurisdiction of              Shares         Identification No.     code, of registrant's
                                incorporation or             Outstanding                           principal executive
                                organization                                                       offices
---------------------------     ----------------             -----------    --------------------   -------------------------------
ISP Management LLC              Delaware                     N/A            333-70144-05/          1361 Alps Road
                                                                            22-3807385             Wayne, NJ  07470
                                                                                                   (973) 628-4000
ISP Minerals LLC                Delaware                     N/A            333-70144-01/          34 Charles Street
                                                                            22-3807387             Hagerstown, MD 21740
                                                                                                   (301) 733-4000
ISP Technologies                Delaware                     N/A            333-70144-06/          4501 Attwater Avenue and
   LLC                                                                      22-3807390             State Highway 146
                                                                                                   Texas City, TX 77590
                                                                                                   (409) 945-3411
ISP Investments                 Delaware                     N/A            333-70144-03/          300 Delaware Avenue
   LLC                                                                      22-3807381             Suite 303
                                                                                                   Wilmington, DE 19801
                                                                                                   (302) 427-5822
ISP Global                      Delaware                     N/A            333-70144-02/          300 Delaware Avenue
   Technologies                                                             22-3807380             Suite 303
LLC                                                                                                Wilmington, DE 19801
                                                                                                   (302) 427-5852

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      Third Quarter Ended   Nine Months Ended
                                      --------------------  ------------------
                                      Sept. 30,  Sept. 29,  Sept. 30, Sept. 29,
                                        2001       2002       2001      2002
                                      --------   ---------  --------  --------
                                                  (Thousands)
Net sales............................ $ 188,633   $ 208,363  $ 595,124  $ 642,211
                                      ---------   ---------  ---------  ---------
Costs and Expenses:
  Cost of products sold..............  (114,896)   (132,105)  (370,491)  (416,137)
  Selling, general and administrative   (39,137)    (40,566)  (120,191)  (126,848)
  Gain on sale of assets.............         -           -          -      5,468
  Gains on settlement of contracts...         -           -          -      6,760
  Amortization of goodwill and
    intangibles......................    (4,010)       (125)   (12,031)      (680)
                                      ---------   ---------  ---------  ---------
     Total costs and expenses .......  (158,043)   (172,796)  (502,713)  (531,437)
                                      ---------   ---------  ---------  ---------
Operating income.....................    30,590      35,567     92,411    110,774
Interest expense.....................   (20,326)    (14,050)   (54,573)   (45,847)
Investment income, net of
  investment-related expenses of
  $2,560.............................         -           -     27,618          -
Other expense, net...................    (1,079)     (4,245)   (10,078)    (6,201)
                                      ---------   ---------  ---------  ---------
Income before income taxes...........     9,185      17,272     55,378     58,726
Income taxes.........................    (3,232)     (6,407)   (19,449)   (20,688)
                                      ---------   ---------  ---------  ---------
Income before extraordinary item and
   cumulative effect of accounting
   change............................     5,953      10,865     35,929     38,038

Extraordinary item - loss on early
  retirement of debt, net of income
  tax benefit of $1,460..............         -           -          -     (2,834)

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $216 in 2001.         -           -       (440)  (155,400)
                                      ---------   ---------  ---------  ---------
Net income (loss).................... $   5,953   $  10,865  $  35,489  $(120,196)
                                      =========   =========  =========  =========

           The accompanying Notes to Consolidated Financial Statements are an
                             integral part of these statements.

                                ISP CHEMCO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                Sept. 29,
                                                  December 31,    2002
                                                      2001     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   10,830   $    9,011
  Restricted cash................................    182,130            -
  Accounts receivable, trade, net................     86,611       90,861
  Accounts receivable, other.....................     21,171       23,190
  Income taxes receivable........................      5,743            -
  Receivable from related parties, net...........     11,599       15,580
  Inventories....................................    190,582      177,584
  Deferred income tax benefits...................     32,929       36,844
  Other current assets...........................      8,624       10,016
                                                  ----------   ----------
    Total Current Assets.........................    550,219      363,086
Property, plant and equipment, net...............    556,725      559,353
Goodwill, net....................................    497,402      325,706
Long-term receivable from related party..........     28,583       29,869
Intangible assets, net...........................     15,167        8,385
Other assets.....................................     56,627       57,855
                                                  ----------   ----------
Total Assets..................................... $1,704,723   $1,344,254
                                                  ==========   ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt................................ $      143   $      158
  Current maturities of long-term debt...........    184,500        2,609
  Accounts payable...............................     43,719       58,311
  Accrued liabilities............................     93,895       81,015
  Income taxes...................................          -       10,388
                                                  ----------   ----------
    Total Current Liabilities....................    322,257      152,481
                                                  ----------   ----------
Long-term debt less current maturities...........    719,557      634,332
                                                  ----------   ----------
Deferred income taxes............................    164,103      166,655
                                                  ----------   ----------
Other liabilities................................     72,682       66,850
                                                  ----------   ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding .............................          -            -
  Additional paid-in capital.....................    390,989      398,023
  Retained earnings (accumulated deficit)........     67,164      (53,032)
  Accumulated other comprehensive loss...........    (32,029)     (21,055)
                                                  ----------   ----------
    Total Shareholder's Equity...................    426,124      323,936
                                                  ----------   ----------
Total Liabilities and Shareholder's Equity....... $1,704,723   $1,344,254
                                                  ==========   ==========



     The accompanying Notes to Consolidated Financial Statements are an
                         integral part of these statements.

                                ISP CHEMCO INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            Nine Months Ended
                                                           -------------------
                                                           Sept. 30,  Sept. 29,
                                                             2001       2002
                                                           --------  ---------
                                                               (Thousands)
Cash and cash equivalents, beginning of period...........  $ 14,763  $ 10,830
                                                           --------  --------
Cash provided by (used in) operating activities:
  Net income (loss)......................................    35,489  (120,196)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary item.................................         -     2,834
      Cumulative effect of change in accounting principle       440   155,400
      Gain on sale of assets.............................         -    (5,468)
      Depreciation.......................................    39,243    42,127
      Amortization of goodwill and intangibles...........    12,031       680
      Deferred income taxes..............................   (11,482)    7,574
      Unrealized losses on trading securities and other
        short-term investments...........................     1,039        -
  (Increase) decrease in working capital items...........   (39,548)    9,093
  Purchases of trading securities........................  (217,335)        -
  Proceeds from sales of trading securities..............   376,292         -
  Proceeds (repayments) from sale of accounts receivable.    (7,791)    3,932
  (Increase) decrease in receivable from related parties.        51    (5,111)
  Change in cumulative translation adjustment............      (765)    9,374
  Other, net.............................................     1,756    (5,524)
                                                           --------  --------
Net cash provided by operating activities................   189,420    94,715
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions..................   (58,716)  (42,471)
  Net proceeds from sale of assets.......................         -    27,271
  Purchases of available-for-sale securities.............  (121,299)        -
  Proceeds from sales of available-for-sale securities...    19,700         -
  Proceeds from sales of other short-term investments....    12,529         -
                                                           --------  --------
Net cash used in investing activities....................  (147,786)  (15,200)
                                                           --------  --------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt.................  (108,542)       15
  Proceeds from issuance of debt.........................   526,364         -
  Decrease in borrowings under revolving credit facility.  (115,400)  (85,250)
  Repayments of long-term debt...........................   (65,059) (182,202)
  Borrowings from parent company.........................    28,915         -
  Call premium on redemption of debt.....................         -    (2,734)
  (Increase) decrease in restricted cash.................  (257,649)  182,130
  Financing fees and expenses............................   (13,789)     (820)
  Effect of Restructuring - transfer to ISP Investco LLC.   (22,220)        -
  Dividends and distributions to parent company..........   (35,000)        -
  Capital contribution from parent company...............    20,116     6,891
                                                           --------  --------
Net cash used in financing activities....................   (42,264)  (81,970)
                                                           --------  --------
Effect of exchange rate changes on cash..................      (219)      636
                                                           --------  --------
Net change in cash and cash equivalents..................      (849)   (1,819)
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 13,914  $  9,011
                                                           ========  ========

                                ISP CHEMCO INC.

                                                        Nine Months Ended
                                                       -------------------
                                                       Sept. 30,  Sept. 29,
                                                         2001       2002
                                                       --------- ---------
                                                           (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 42,517  $ 57,918
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement)....................     28,685     5,278


Acquisition of FineTech Ltd.:
    Fair market value of assets acquired.............   $ 26,547
    Purchase price of acquisition....................     22,450
                                                        --------
    Liabilities assumed..............................   $  4,097
                                                        ========

Acquisition of mineral products facility:
    Fair market value of assets acquired.............             $ 11,421
    Purchase price of acquisition....................               11,421
                                                                  --------
    Liabilities assumed..............................             $      -
                                                                  ========


















    The accompanying Notes to Consolidated Financial Statements are an
                            integral part of these statements.

                                ISP CHEMCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at September 29, 2002, and the results of operations and cash flows for the third quarter and nine months ended September 30, 2001 and September 29, 2002. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").


NOTE 1.  RETIREMENT OF DEBT

     On January 14, 2002, the Company's indirect parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"), of which $182.1 million was reflected on the Company's Consolidated Balance Sheet at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). The extraordinary charge was comprised of $2.7 million of call premium, $0.2 million of remaining discount amortization and the write-off of $1.4 million of unamortized deferred financing fees. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt.


NOTE 2.  RECENT ACCOUNTING DEVELOPMENT

     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. The Company adopted SFAS No. 142 effective as of January 1, 2002. Accordingly, the Company completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The Statement of Operations for the first quarter of 2002 has been restated to reflect this loss. The write-off represents the goodwill associated with the Company's Performance Chemicals, Fine Chemicals and Industrial business segment and was based upon the Company's estimate of fair value for these businesses, considering expected future cash flows and profitability. The Company intends to complete its annual test for impairment by the end of the year 2002.

     Following is a reconciliation showing "Income before extraordinary item and cumulative effect of accounting change" and "Net income (loss)," as reported for the third quarters and nine months ended September 30, 2001 and September 29, 2002, and as adjusted to exclude amortization of goodwill.

                                ISP CHEMCO INC.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENT - (Continued)

                                       Third Quarter Ended   Nine Months Ended
                                       --------------------  ------------------
                                       Sept. 30,  Sept. 29,  Sept. 30, Sept. 29,
                                         2001       2002       2001      2002
                                       --------  ---------   --------  --------
                                                      (Thousands)
Income before extraordinary item
  and cumulative effect of
  accounting change, as reported..... $   5,953  $  10,865  $ 35,929  $  38,038
Add back: goodwill amortization......     4,010          -    12,031          -
                                      ---------  ---------  --------  ---------
Income before extraordinary item and
  cumulative effect of accounting
  change, as adjusted................ $   9,963  $  10,865  $ 47,960  $  38,038
                                      =========  =========  ========  =========

Net income (loss), as reported....... $   5,953  $  10,865  $ 35,489  $(120,196)
Add back: goodwill amortization......     4,010          -    12,031          -
                                      ---------  ---------  --------  ---------

Net income (loss), as adjusted....... $   9,963  $  10,865  $ 47,520  $(120,196)
                                      =========  =========  ========  =========


NOTE 3.  GAIN ON SALE OF ASSETS

     In April 2002, the Company sold its Haifa, Israel-based FineTech, Ltd. business to Pharmaceutical Resources, Inc. ("PRI") for $32 million. The Company recorded a second quarter pre-tax gain, after expenses, of $5.5 million related to this transaction. Also see Note 4.


NOTE 4.  GAINS ON SETTLEMENT OF CONTRACTS

     In December 2001, ISP entered into a letter agreement to sell its pharmaceutical fine chemicals business, including its Haifa, Israel-based FineTech Ltd. business and its Columbus, Ohio manufacturing facility to PRI. In February 2002, the Company received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, the Company announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, the Company received a $3.0 million break-up fee. Accordingly, the Company recognized a first quarter 2002 pre-tax gain of $2.8 million, representing the total cash received in February and March of $3.25 million less related expenses of $0.4 million.

     In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the Fine Chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized.

                                ISP CHEMCO INC.

NOTE 5.  ACQUISITION

     In April 2002, the Company acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, the Company also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.


NOTE 6.  COMPREHENSIVE INCOME (LOSS)

                                                Third Quarter Ended    Nine Months Ended
                                                --------------------  -------------------
                                                Sept. 30,  Sept. 29,  Sept. 30,  Sept. 29,
                                                  2001       2002       2001       2002
                                                -------    --------   --------  ---------
                                                                (Thousands)
Net income (loss)............................   $  5,953   $ 10,865   $ 35,489  $(120,196)
                                                --------   --------   --------  ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized losses on
    available-for-sale securities:
  Unrealized holding losses arising during
    the period, net of income tax benefit
    of $39,099................................         -          -    (74,884)         -
  Less: reclassification adjustment for
    losses included in net income, net of
    income tax benefit of $311................         -          -       (574)         -
  Effect of Corporate Restructuring in 2001...         -          -     40,290          -
                                                --------   --------   --------  ---------
  Total change for the period.................         -          -    (34,020)         -
                                                --------   --------   --------  ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of income tax
    benefit of $443, $0, $1,070 and $12,
    respectively..............................      (819)         -     (1,979)       (22)
  Less: reclassification adjustment for
    losses included in net income, net of
    income tax benefit of $151, $0, $341
    and $534, respectively....................      (280)         -       (630)      (986)
                                                --------   --------   --------  ---------
  Total change for the period.................      (539)         -     (1,349)       964
                                                --------   --------   --------  ---------
Foreign currency translation adjustment.......     7,992     (1,128)      (984)    10,010
Effect of Corporate Restructuring in 2001.....         -          -     (3,364)         -
                                                --------   --------   --------  ---------
  Net translation adjustment for the period...     7,992     (1,128)    (4,348)    10,010
                                                --------   --------   --------  ---------
Total other comprehensive income (loss).......     7,453     (1,128)   (39,717)    10,974
                                                --------  ---------   --------  ---------
Comprehensive income (loss)...................  $ 13,406  $   9,737   $ (4,228) $(109,222)
                                                ========  =========   ========  =========

                                       7

                                ISP CHEMCO INC.

NOTE 6.  COMPREHENSIVE INCOME (LOSS) - (CONTINUED)

     Changes in the components of "Accumulated other comprehensive loss" for the nine months ended September 29, 2002 are as follows:

                                    Unrealized   Cumulative
                                    Losses on    Foreign      Accumulated
                                    Derivative   Currency     Other
                                    Hedging      Translation  Comprehensive
                                    Instruments  Adjustment   Loss
                                    ----------   ---------- -----------
                                         (Thousands)
Balance, December 31, 2001.......   $     (964)  $ (31,065)   $ (32,029)
Change for the period............          964      10,010       10,974
                                    ----------   ---------    ---------
Balance, September 29, 2002......   $        -   $ (21,055)   $ (21,055)
                                    ==========   =========    =========


NOTE 7.  BUSINESS SEGMENT INFORMATION

                                                Third Quarter Ended     Nine Months Ended
                                               ---------------------   --------------------
                                               Sept. 30,   Sept. 29,    Sept. 30, Sept. 29,
                                                  2001        2002         2001      2002
                                               ---------   ---------    --------  ---------
                                                               (Thousands)
Net sales (1):
  Personal Care.............................   $  45,487   $  51,047    $ 150,599  $ 156,164
  Pharmaceutical, Food and Beverage.........      57,846      62,269      169,645    181,039
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      61,510      70,493      211,068    230,751
                                               ---------   ---------    ---------  ---------
    Total Specialty Chemicals...............     164,843     183,809      531,312    567,954
  Mineral Products (2)......................      23,790      24,554       63,812     74,257
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 188,633   $ 208,363    $ 595,124  $ 642,211
                                               =========   =========    =========  =========

Operating income(1):
  Personal Care.............................   $   5,743   $  10,008    $  27,026  $  28,101
  Pharmaceutical, Food and Beverage.........      12,430      16,990       39,354     43,429
  Performance Chemicals, Fine Chemicals and
    Industrial (3)..........................       7,322       2,959       16,907     20,776
                                               ---------   ---------    ---------   --------
    Total Specialty Chemicals...............      25,495      29,957       83,287     92,306
  Mineral Products..........................       5,078       5,540        8,434     18,428
                                               ---------   ---------    ---------   --------
  Total segment operating income............      30,573      35,497       91,721    110,734
  Unallocated corporate office..............          17          70          690         40
                                               ---------   ---------    ---------  ---------
Total operating income......................      30,590      35,567       92,411    110,774
Interest expense, investment income
  and other expense, net....................     (21,405)    (18,295)     (37,033)   (52,048)
                                               ---------   ---------    ---------  ---------
Income before income taxes..................   $   9,185   $  17,272    $  55,378  $  58,726
                                               =========   =========    =========  =========


   (1) Net sales and operating income for the third quarter and the first nine months of 2001 for the three Specialty Chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its Alginates business based on the markets for its products. Sales and operating income for the Alginates business are now included in the Personal Care, Pharmaceutical,

                                ISP CHEMCO INC.

     Food and Performance Chemicals businesses. Prior to 2001, the sales and operating income of the Alginates business represented the Food business of the Pharmaceutical, Food and Beverage business segment.

 (2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $18.7 and $19.1 million for the third quarter of 2001 and 2002, respectively, and $50.5 and $57.9 million for the first nine months of 2001 and 2002, respectively.

 (3) Operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment for the first nine months of 2002 includes a gain of $5.5 million from the sale of the FineTech business (see Note 3) and a $3.9 million gain from the settlement of a manufacturing and supply contract (see Note 4). For the first nine months of 2002, operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment also includes a gain of $2.8 million from the termination of a contract related to the sale of the FineTech business (see Note 4).


NOTE 8.  HEDGING AND DERIVATIVES

     In June 2001, the Company entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship was established whereby the interest rate swaps hedged the risk of changes in the eurodollar rate related to borrowings against the term loan through July 2002. These swaps matured in June and July of 2002. During the first nine months of 2002, $1.9 million related to the interest rate swaps was reclassified and charged against interest expense.

                                ISP CHEMCO INC.

NOTE 9.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   September 29,
                                           2001            2002
                                       ------------   -------------
                                              (Thousands)
     Finished goods................     $120,797         $110,739
     Work-in-process...............       36,960           31,943
     Raw materials and supplies....       32,825           34,902
                                        --------         --------
     Inventories...................     $190,582         $177,584
                                        ========         ========

     At December 31, 2001 and September 29, 2002, $60.1 and $61.6 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $3.7 and $2.1 million higher at December 31, 2001 and September 29, 2002, respectively.


NOTE 10. GUARANTOR FINANCIAL INFORMATION

     In June 2001, the Company and three of its wholly owned subsidiaries issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes") in a private placement. On each of July 31, 2001 and November 13, 2001, the Company and its three subsidiaries issued an additional $100.0 million of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's other domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of these senior notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, the non-guarantor affiliates have been given license for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of the Company's products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the guarantor subsidiaries and non-guarantor subsidiaries is not included herein because management has determined that such information is not material to investors.

                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                ISP CHEMCO INC.
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THIRD QUARTER ENDED SEPTEMBER 30, 2001
                                  (Thousands)

                                                                                           Non-
                                                       Parent         Guarantor         Guarantor
                                                      Company         Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                      -------         ------------    ------------     ------------    ------------
Net sales ................................             $      -       $   93,847      $   94,786       $        -      $   188,633
Intercompany net sales ...................                    -           50,549           8,314          (58,863)               -
                                                       --------       ----------      ----------       ----------      -----------
   Total net sales .......................                    -          144,396         103,100          (58,863)         188,633
                                                       --------       ----------      ----------       ----------      -----------
Costs and Expenses:
   Cost of products sold .................                    -          (99,076)        (74,683)          58,863         (114,896)
   Selling, general and administrative ...                 (302)         (26,929)        (11,906)                          (39,137)
   Goodwill amortization .................                 (908)          (3,102)              -                            (4,010)
                                                       --------       ----------       ---------        ---------       ----------
      Total costs and expenses ...........               (1,210)        (129,107)        (86,589)          58,863         (158,043)
                                                       --------       ----------       ---------        ---------       ----------
Operating income .........................               (1,210)          15,289          16,511                -           30,590
Equity in income of subsidiaries .........               19,570                -               -          (19,570)               -
Intercompany royalty income (expense) net                     -            6,569          (6,569)                                -
Intercompany dividend income .............                    -            3,571               -           (3,571)               -
Interest expense .........................              (12,722)          (6,999)           (605)                          (20,326)
Other expense, net .......................                 (181)            (651)           (247)                           (1,079)
                                                       --------        ---------        --------         --------      -----------
Income before income taxes ...............                5,457           17,779           9,090          (23,141)           9,185
Income tax (provision) benefit ...........                4,067           (5,622)         (1,677)                           (3,232)
                                                       --------       ----------      ----------       ----------      -----------
Net income ...............................             $  9,524       $   12,157      $    7,413       $  (23,141)     $     5,953
                                                       ========       ==========      ==========       ==========      ===========


                                ISP CHEMCO INC.
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THIRD QUARTER ENDED SEPTEMBER 29, 2002
                                  (Thousands)

                                                                                          Non-
                                                         Parent         Guarantor      Guarantor
                                                        Company       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                       --------       ------------    ------------     ------------    ------------

Net sales ................................             $      -       $  108,305      $  100,058       $        -      $  208,363
Intercompany net sales ...................                    -           50,815           2,704          (53,519)              -
                                                       --------       ----------      ----------       ----------      ----------
   Total net sales .......................                    -          159,120         102,762          (53,519)        208,363
                                                       --------       ----------      ----------       ----------      ----------
Costs and Expenses:
   Cost of products sold .................                    -         (111,557)        (74,067)          53,519        (132,105)
   Selling, general and administrative ...                    -          (29,367)        (11,199)                         (40,566)
   Amortization of intangibles ...........                    -             (150)             25                             (125)
                                                       --------        ---------      ----------       ----------      ----------
     Total costs and expenses ............                    -         (141,074)        (85,241)          53,519        (172,796)
                                                       --------        ---------      ----------       ----------      ----------
Operating income .........................                    -           18,046          17,521                -          35,567
Equity in income of subsidiaries .........               15,119                -               -          (15,119)              -
Intercompany royalty income (expense), net                    -            7,356          (7,356)                               -
Intercompany dividend income .............                    -            4,408               -           (4,408)              -
Interest expense .........................                  919          (15,994)          1,025                          (14,050)
Other expense, net .......................                 (682)          (1,381)         (2,182)                          (4,245)
                                                       --------        ---------       ---------        ---------       ---------
Income before income taxes ...............               15,356           12,435           9,008          (19,527)         17,272
Income tax (provision) benefit ...........                  (83)          (6,522)            198                           (6,407)
                                                       --------       ----------      ----------       ----------      ----------
Net income ...............................             $ 15,273       $    5,913      $    9,206       $  (19,527)     $   10,865
                                                       ========       ==========      ==========       ==========      ==========

                                       11

                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                ISP CHEMCO INC.
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Thousands)

                                                                                          Non-
                                                        Parent         Guarantor      Guarantor
                                                       Company        Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                       --------       -------------   ------------     ------------    ------------
Net sales ................................             $      -       $  298,567      $  296,557       $        -      $   595,124
Intercompany net sales ...................                    -          153,690          21,877         (175,567)               -
                                                       --------       ----------      ----------       ----------      -----------
   Total net sales .......................                    -          452,257         318,434         (175,567)         595,124
                                                       --------       ----------      ----------       ----------      -----------
Costs and Expenses:
   Cost of products sold .................                    -         (316,264)       (229,794)         175,567         (370,491)
   Selling, general and administrative ...               (2,731)         (79,590)        (37,870)                         (120,191)
   Goodwill amortization .................               (2,723)          (9,308)              -                           (12,031)
                                                       --------       ----------      ----------       ----------      -----------
      Total costs and expenses ...........               (5,454)        (405,162)       (267,664)         175,567         (502,713)
                                                       --------       ----------      ----------       ----------      -----------

Operating income .........................               (5,454)          47,095          50,770                -           92,411
Equity in income of subsidiaries .........               77,047                -               -          (77,047)               -
Intercompany royalty income (expense) net                     -           20,870         (20,870)                                -
Intercompany dividend income .............                    -           16,744               -          (16,744)               -
Interest expense .........................              (31,030)         (14,264)         (9,279)                          (54,573)
Investment income, net ...................                    -                -          27,618                            27,618
Other expense, net .......................                 (225)          (6,781)         (3,072)                          (10,078)
                                                       --------       ----------      ----------       ----------      -----------
Income before income taxes ...............               40,338           63,664          45,167          (93,791)          55,378
Income tax (provision) benefit ...........               11,895          (19,261)        (12,083)                          (19,449)
                                                       --------       ----------      ----------       ----------      -----------
Income before cumulative effect of
   accounting change .....................               52,233           44,403          33,084          (93,791)          35,929
Cumulative effect of accounting change,
   net of income tax benefit of $216 .....                    -             (473)             33                -             (440)
                                                       --------       ----------      ----------       ----------      -----------
Net income ...............................             $ 52,233       $   43,930      $   33,117       $  (93,791)     $    35,489
                                                       ========       ==========      ==========       ==========      ===========


                                ISP CHEMCO INC.
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 29, 2002
                                  (Thousands)
                                                                                          Non-
                                                        Parent         Guarantor      Guarantor
                                                       Company        Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                       --------       -------------   ------------     ------------    ------------

Net sales ................................             $      -       $  334,509      $  307,702       $        -      $   642,211
Intercompany net sales ...................                    -          156,093           7,927         (164,020)               -
                                                       --------       ----------      ----------       ----------       ----------
   Total net sales .......................                    -          490,602         315,629         (164,020)         642,211
                                                       --------       ----------      ----------       ----------       ----------
Costs and Expenses:
   Cost of products sold .................                    -         (343,362)       (236,795)         164,020         (416,137)
   Selling, general and administrative ...                    -          (85,538)        (41,310)                         (126,848)
   Gain on sale of assets ................                    -            2,389           3,079                             5,468
   Gains on settlement of contracts.......                    -            6,760               -                             6,760
   Amortization of intangibles ...........                    -             (680)              -                              (680)
                                                       --------       ----------      ----------       ----------       ----------
     Total costs and expenses ............                    -         (420,431)       (275,026)         164,020         (531,437)
                                                       --------       ----------      ----------       ----------       ----------

Operating income .........................                    -           70,171          40,603                -          110,774
Equity in income (loss) of subsidiaries ..              (71,230)               -               -           71,230                -
Intercompany royalty income (expense), net                    -           22,514         (22,514)                                -
Intercompany dividend income .............                    -            4,408               -           (4,408)               -
Interest expense .........................                2,332          (50,069)          1,890                           (45,847)
Other expense, net .......................                 (810)          (5,247)           (144)                           (6,201)
                                                       --------       ----------      ----------       ----------       ----------
Income (loss) before income taxes.........              (69,708)          41,777          19,835           66,822           58,726
Income tax (provision) benefit ...........                 (533)         (17,148)         (3,007)                          (20,688)
                                                       --------       ----------      ----------       ----------       ----------
Income (loss) before extraordinary item and
  cumulative effect of accounting change..              (70,241)          24,629          16,828           66,822           38,038
Extraordinary item - loss on early
   retirement of debt, net of income tax
   benefit of $1,460 .....................               (2,834)               -               -                            (2,834)
Cumulative effect of accounting change....              (42,713)        (112,687)              -                -         (155,400)
                                                       --------       ----------      ----------       ----------       ----------
Net income (loss).........................            $(115,788)      $  (88,058)     $   16,828       $   66,822       $ (120,196)
                                                      =========       ==========      ==========       ==========       ==========

                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                (Thousands)

                                                                                         Non-
                                                         Parent         Guarantor     Guarantor
                                                        Company       Subsidiaries   Subsidiaries      Eliminations    Consolidated
                                                       --------       ------------   ------------      ------------    ------------
ASSETS

Current Assets:
   Cash and cash equivalents .............             $       5      $    3,611      $   7,214        $        -      $    10,830
   Restricted cash .......................                81,130         101,000              -                            182,130
   Accounts receivable, trade, net .......                     -          12,325         74,286                             86,611
   Accounts receivable, other ............                   308           4,950         15,913                             21,171
   Income taxes receivable ...............                21,133          (3,395)       (11,995)                             5,743
   Receivable from related parties, net ..                   140          11,999           (540)                            11,599
   Inventories ...........................                     -         121,861         68,721                            190,582
   Deferred income tax benefits...........                     -          20,263         12,666                             32,929
   Other current assets ..................                     -           4,742          3,882                              8,624
                                                       ---------      ----------      ---------        ----------       ----------
     Total current assets ................               102,716         277,356        170,147                 -          550,219
Investment in subsidiaries ...............               376,332         137,044              -          (513,376)               -
Intercompany loans .......................                16,021          (4,538)       (11,483)                                 -
Due from (to) subsidiaries, net ..........                     -          79,329        (79,329)                                 -
Property, plant and equipment ............                     -         494,489         62,236                            556,725
Goodwill, net ............................               132,644         361,883          2,875                            497,402
Long-term receivable from parent company .                     -               -         28,583                             28,583
Intangible assets, net ...................                     -          14,725            442                             15,167
Other assets .............................                 1,487          42,581         12,559                             56,627
                                                       ---------      ----------      ---------        ----------      -----------
Total Assets .............................             $ 629,200      $1,402,869      $ 186,030        $ (513,376)     $ 1,704,723
                                                       =========      ==========      =========        ==========      ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................             $       -      $        -      $     143        $        -      $       143
   Current maturities of long-term debt ..               182,093           2,372             35                            184,500
   Accounts payable ......................                     -          25,612         18,107                             43,719
   Accrued liabilities ...................                 3,452          69,993         20,450                             93,895
                                                       ---------      ----------      ---------        ----------      -----------
     Total Current liabilities ...........               185,545          97,977         38,735                 -          322,257
Long-term debt less current maturities ...                     -         719,549              8                            719,557
Deferred income taxes ....................                     -         154,454          9,649                            164,103
Other liabilities ........................                17,531          54,557            594                             72,682
Total Shareholder's Equity ...............               426,124         376,332        137,044          (513,376)         426,124
                                                       ---------      ----------      ---------        ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................             $ 629,200      $1,402,869      $ 186,030        $ (513,376)     $ 1,704,723
                                                       =========      ==========      =========        ==========      ===========

                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 29, 2002
                                (Thousands)

                                                                                         Non-
                                                         Parent         Guarantor     Guarantor
                                                        Company       Subsidiaries   Subsidiaries      Eliminations    Consolidated
                                                       --------       ------------   ------------      ------------    ------------
ASSETS
Current Assets:
   Cash and equivalents ..................            $        7      $    2,408      $    6,596       $        -       $   9,011
   Accounts receivable, trade, net .......                     -           9,544          81,317                           90,861
   Accounts receivable, other ............                     -           5,032          18,158                           23,190
   Receivable from related parties, net ..                   149          15,698            (267)                          15,580
   Inventories ...........................                     -         113,800          63,784                          177,584
   Deferred income tax benefits...........                     -          20,263          16,581                           36,844
   Other current assets ..................                     -           3,609           6,407                           10,016
                                                       ---------      ----------      ----------       ----------      ----------
     Total current assets ................                   156         170,354         192,576                -         363,086
Investment in subsidiaries ...............               228,190         163,021               -         (391,211)              -
Intercompany loans .......................                16,021         (16,354)            333                                -
Due from (to) subsidiaries, net ..........                     -          50,858         (50,858)                               -
Property, plant and equipment ............                     -         494,578          64,775                          559,353
Goodwill, net ............................                89,931         235,775               -                          325,706
Long-term receivable from related party ..                     -               -          29,869                           29,869
Intangible assets, net ...................                     -           8,385               -                            8,385
Other assets .............................                     -          57,567             288                           57,855
                                                       ---------      ----------      ----------       ----------      ----------
Total Assets .............................            $  334,298      $1,164,184      $  236,983       $ (391,211)     $1,344,254
                                                       =========      ==========      ==========       ==========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................            $       -       $        -      $      158        $       -       $     158
   Current maturities of long-term debt ..                    -            2,608               1                            2,609
   Accounts payable ......................                    -           31,841          26,470                           58,311
   Accrued liabilities ...................                    -           56,659          24,356                           81,015
   Income taxes ..........................               (7,118)           3,240          14,266                           10,388
                                                       ---------      ----------      ----------       ----------      ----------
     Total Current Liabilities ...........               (7,118)          94,348          65,251                -         152,481
Long-term debt less current maturities ...                    -          634,323               9                          634,332
Deferred income taxes ....................                    -          158,483           8,172                          166,655
Other liabilities ........................               17,480           48,840             530                           66,850
Total Shareholder's Equity ...............              323,936          228,190         163,021         (391,211)        323,936
                                                      ---------       ----------      ----------       ----------      ----------
Total Liabilities and Shareholder's
   Equity ................................            $ 334,298       $1,164,184      $  236,983       $ (391,211)     $1,344,254
                                                      =========       ==========      ==========       ==========      ==========

                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Thousands)

                                                                                                        Non-
                                                                         Parent      Guarantor        Guarantor
                                                                        Company     Subsidiaries     Subsidiaries      Consolidated
                                                                       --------     ------------     ------------      ------------
Cash and cash equivalents, beginning of period............             $      -     $    2,884       $   11,879        $  14,763
                                                                       --------     ----------       ----------        ---------
Cash provided by (used in) operating activities:
  Net income (loss).......................................              (41,558)        43,930           33,117           35,489
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Cumulative effect of accounting change...............                    -            473              (33)             440
     Depreciation.........................................                    -         32,581            6,662           39,243
     Goodwill amortization................................                2,723          9,308                -           12,031
     Deferred income taxes................................                    -        (13,859)           2,377          (11,482)
     Unrealized losses on trading securities and other
       short-term investments ............................                    -              -            1,039            1,039
  (Increase) decrease in working capital items............               19,301         39,722          (98,571)         (39,548)
  Purchases of trading securities.........................                    -              -         (217,335)        (217,335)
  Proceeds from sales of trading securities...............                    -              -          376,292          376,292
  Proceeds from sale of accounts receivable...............                    -              -           (7,791)          (7,791)
  (Increase) decrease in receivable from related parties..              (18,006)        19,031             (974)              51
  Change in investment in and advances to affiliates......               48,087       (208,868)         160,781                -
  Change in cumulative translation adjustment.............                    -              -             (765)            (765)
  Other, net..............................................                2,379         (4,814)           4,191            1,756
                                                                       --------     ----------       ----------        ---------
Net cash provided by (used in) operating activities.......               12,926        (82,496)         258,990          189,420
                                                                       --------     ----------       ----------        ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions...................                    -        (37,037)         (21,679)         (58,716)
  Purchases of available-for-sale securities..............                    -              -         (121,299)        (121,299)
  Proceeds from sales of available-for-sale securities....                    -              -           19,700           19,700
  Proceeds from sales of other short-term investments.....                    -              -           12,529           12,529
                                                                       --------     ----------       ----------        ---------
Net cash used in investing activities.....................                    -        (37,037)        (110,749)        (147,786)
                                                                       --------     ----------       ----------        ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt.............................                    -              -         (108,542)        (108,542)
  Proceeds from issuance of debt..........................              301,364        225,000                -          526,364
  Decrease in borrowings under revolving credit facility                      -       (115,400)               -         (115,400)
  Repayments of long-term debt............................              (36,170)       (28,893)               4          (65,059)
  Increase (decrease) in loans from parent company .......               (1,085)             -           30,000           28,915
  Change in net intercompany loans .......................                2,570         29,612          (32,182)               -
  Increase in restricted cash ............................             (257,649)             -                -         (257,649)
  Financing fees and expenses ............................               (7,068)        (6,721)               -          (13,789)
  Effect of Restructuring - transfer to ISP Investco LLC..                    -              -          (22,220)         (22,220)
  Dividends and distributions to parent company...........              (35,000)        16,744          (16,744)         (35,000)
  Capital contribution from parent company................               20,116              -                -           20,116
                                                                       --------     ----------       ----------        ---------
Net cash provided by (used in) financing activities.......              (12,922)       120,342         (149,684)         (42,264)
                                                                       --------     ----------       ----------        ---------
Effect of exchange rate changes on cash...................                    -              -             (219)            (219)
                                                                       --------     ----------       ----------        ---------
Net change in cash and cash equivalents...................                    4            809           (1,662)            (849)
                                                                       --------     ----------       ----------        ---------
Cash and cash equivalents, end of period..................             $      4     $    3,693       $   10,217        $  13,914
                                                                       ========     ==========       ==========        =========

                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

                                ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      NINE MONTHS ENDED SEPTEMBER 29, 2002
                             (Thousands)

                                                                                                        Non-
                                                                         Parent      Guarantor        Guarantor
                                                                        Company     Subsidiaries     Subsidiaries      Consolidated
                                                                       --------     ------------     ------------      ------------

Cash and cash equivalents, beginning of period............             $      5      $    3,611      $     7,214        $  10,830
                                                                       --------     -----------       ----------        ---------
Cash provided by (used in) operating activities:
  Net income (loss).......................................              (48,966)        (88,058)          16,828         (120,196)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Extraordinary item...................................                2,834               -                -            2,834
     Cumulative effect of accounting change...............               42,713         112,687                -          155,400
     Gain on sale of assets...............................                    -          (2,389)          (3,079)          (5,468)
     Depreciation.........................................                    -          34,841            7,286           42,127
     Amortization of intangibles..........................                    -             680                -              680
     Deferred income taxes................................                    -          12,966           (5,392)           7,574
  (Increase) decrease in working capital items............               10,871          (5,289)           3,511            9,093
  Proceeds (repayments) from sale of accounts receivable.                     -               -            3,932            3,932
  (Increase) decrease in receivable from related parties..                   (9)         (3,365)          (1,737)          (5,111)
  Change in amounts due to (from) subsidiaries...........                     -          28,471          (28,471)               -
  Change in investment in and advances to affiliates....                 89,489         (88,628)            (861)               -
  Change in cumulative translation adjustment.............                    -               -            9,374            9,374
  Other, net..............................................                   15            (113)          (5,426)          (5,524)
                                                                       --------      ----------       ----------        ---------
Net cash provided by (used in) operating activities......                96,947           1,803           (4,035)          94,715
                                                                       --------      ----------       ----------        ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions..................                     -         (37,348)          (5,123)         (42,471)
  Net proceeds from sale of assets.......................                     -           7,533           19,738           27,271
                                                                       --------      ----------       ----------        ---------
Net cash provided by (used in) investing activities......                     -         (29,815)          14,615          (15,200)
                                                                       --------      ----------       ----------        ---------
Cash provided by (used in) financing activities:
  Increase in short-term debt............................                     -               -               15               15
  Decrease in borrowings under revolving
    credit facility.......................................                    -         (85,250)               -          (85,250)
  Repayments of long-term debt............................             (182,232)             63              (33)        (182,202)
  Call premium on redemption of debt......................               (2,734)              -                -           (2,734)
  Change in net intercompany loans........................                    -          11,816          (11,816)               -
  Decrease in restricted cash.............................               81,130         101,000                -          182,130
  Financing fees and expenses.............................                    -            (820)               -             (820)
  Capital contribution from parent company................                6,891               -                -            6,891
                                                                       --------      ----------       ----------        ---------
Net cash provided by (used in) financing activities.......              (96,945)         26,809          (11,834)         (81,970)
                                                                       --------      ----------       ----------        ---------
Effect of exchange rate changes on cash..................                     -               -              636              636
                                                                       --------      ----------       ----------        ---------
Net change in cash and cash equivalents...................                    2          (1,203)            (618)          (1,819)
                                                                       --------      ----------       ----------        ---------
Cash and cash equivalents, end of period..................             $      7      $    2,408       $    6,596        $   9,011
                                                                       ========      ==========       ==========        =========

                                ISP CHEMCO INC.

NOTE 11.  CONTINGENCIES

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 20 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim Against G-I Holdings Inc.

     The Company and certain of its subsidiaries were members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc., (the "G-I Holdings Group") in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. On July 13, 2002, the IRS filed a motion with the U.S. District Court for a withdrawal of the reference to the bankruptcy court of G-I Holdings' objection to the proof of claim, which motion

                                ISP CHEMCO INC.

remains pending. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 20 to Consolidated Financial Statements contained in the Form 10-K.


NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company is in the process of assessing the impact of this Statement on its financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. The Company intends to adopt SFAS No. 145 effective January 1, 2003, which will result in the Company's first quarter 2002 pre-tax loss of $7.1 million on the early extinguishment of debt being reclassified to other expense, net.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is in the process of assessing the impact of this Statement on its financial statements.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, environmental liabilities, goodwill and intangible assets, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience adjusted for current conditions, and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for substantially all domestic acetylene-based finished goods and work-in-process and the raw materials to produce these products. All other inventories are valued on the FIFO (first-in, first out) method. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Other Intangibles

     Through December 31, 2001, we amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. We adopted SFAS No. 142 on January 1, 2002. Accordingly, we completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with our Performance Chemicals, Fine Chemicals and Industrial business segment. We use both a market comparable approach and income approach to determine the fair value of our reporting units. We will perform our annual test for impairment before the end of the year 2002.

     Other intangible assets will be amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

Environmental Liability

     We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of our Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

Pension and Other Postemployment Benefits

     We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increases for employees. Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.



RESULTS OF OPERATIONS - THIRD QUARTER 2002 COMPARED WITH
                        THIRD QUARTER 2001

     We recorded third quarter 2002 net income of $10.9 million compared with net income of $6.0 million in the third quarter of 2001. Third quarter 2001 results reflected $4.0 million of goodwill amortization. Net income for the third quarter of 2001, adjusted to exclude the goodwill amortization, was $10.0 million. On a comparable basis, the improved results for the third quarter of 2002 reflected $6.3 million lower interest expense and $1.0 million higher operating income, partially offset by $3.2 million increased other expense, net.

     Net sales for the third quarter of 2002 were $208.4 million compared with $188.6 million for the same period in 2001. The 10.5% increase in sales resulted primarily from the contribution to sales from the biocides business ($7.9 million), which was acquired on December 31, 2001, higher unit volumes in the Personal Care, Pharmaceutical, Performance Chemicals and Industrial businesses (totaling $13.4 million), and the favorable impact of the weaker U.S. dollar in Europe ($4.4 million). Lower pricing in the Industrial and Personal Care businesses (totaling $4.7 million) partially offset the sales gains.

     Gross margins for the third quarter of 2002 were 36.6% compared with 39.1% in the third quarter of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy and price declines in the Industrial business.

     Operating income for the third quarter of 2002 was $35.6 million compared with $30.6 million for the third quarter of 2001. Excluding the $4.0 million of goodwill amortization in the third quarter of 2001, operating income was $34.6 million for the third quarter of 2001. On a comparable basis, operating income in the Personal Care business was up $3.0 million mainly due to higher volumes, while in the Pharmaceutical, Food and Beverage business, operating income increased $3.5 million primarily due to improved volumes and mix in pharmaceutical products. Operating income was lower in Performance Chemicals, Fine Chemicals and Industrial, as strength in Performance Chemicals (up $3.9 million), which includes the additional profit contribution from the biocides business, did not offset unfavorable pricing and higher manufacturing costs in Industrial (totaling $5.8 million) and lower volumes in Fine Chemicals ($7.0 million). Operating income for the Mineral Products business decreased by $0.3 million on 3% higher sales due to increased manufacturing costs. Selling, general and administrative expenses for the third quarter of 2002 increased 4% to $40.6 million from $39.1 million in the same period last year, primarily due to the biocides acquisition and to higher selling and distribution costs, but those expenses as a percentage of sales were 19.5% compared with 20.7% in last year's third quarter.

     Interest expense for the third quarter of 2002 was $14.1 million versus $20.3 million for the same period last year. The 31% decrease was due to lower average borrowings. Other expense, net, for the third quarter of 2002 was $4.2 million compared with $1.1 million in last year's third quarter, with the increased expense due to unfavorable foreign exchange.


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the third quarter of 2002 by the absence of goodwill amortization. The business segment discussion that follows excludes the impact of goodwill amortization on third quarter 2001 results. Goodwill amortization in the third quarter of 2001 by business segment was as follows:

                                          (Millions)
   Personal Care                             $1.2
   Pharmaceutical, Food and Beverage          1.0
   Performance Chemicals, Fine Chemicals
      and Industrial                          1.0
   Mineral Products                           0.8


Personal Care

     Sales in the third quarter of 2002 were $51.0 million compared with $45.5 million for the same period last year, while operating income for the third quarter of 2002 increased to $10.0 million from $7.0 million in last year's third quarter. The 12% increase in sales resulted from higher unit volumes in both hair care and skin care products ($5.2 million), mainly in North America and Europe, and also as a result of the favorable impact of the weaker U.S. dollar in Europe ($1.2 million). The higher operating income resulted from the favorable volumes ($3.7 million), the favorable impact of the weaker dollar ($0.9 million) and $1.0 million lower operating expenses, partially offset by unfavorable manufacturing costs ($1.8 million).

Pharmaceutical, Food and Beverage

     Sales for the Pharmaceutical, Food and Beverage segment were $62.3 million for the third quarter of 2002 compared with $57.8 million for the third quarter of 2001. The 8% sales growth reflected higher unit volumes ($3.1 million), primarily in the pharmaceutical excipients market in North America and Asia, and also reflected the favorable impact of the weaker U.S dollar in Europe ($1.4 million).

     Operating income for the Pharmaceutical, Food and Beverage segment was $17.0 million in the third quarter of 2002 compared with $13.5 million in the same period last year. The 26% increase in earnings primarily resulted from improved volumes ($3.3 million) in pharmaceutical products, and the favorable impact of the weaker dollar ($1.1 million), partially offset by unfavorable manufacturing costs ($0.9 million).

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the third quarter of 2002 were $70.5 million compared with $61.5 million in the third quarter of 2001. The 15% increase in sales was primarily attributable to the biocides business ($7.9 million), which was acquired on December 31, 2001. The increased sales also reflected higher Performance
Chemicals and Industrial volumes (totaling $5.5 million) in the industrial specialty, agriculture and specialty coatings markets, in addition to the favorable impact of the weaker U.S dollar in Europe ($1.8 million). These sales increases were partially offset by lower pricing in the Industrial business ($3.9 million). In the Fine Chemicals business, the lack of sales to Polaroid more than offset increased sales volumes of bulk pharmaceuticals and pharmaceutical intermediates.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $3.0 million in the third quarter of 2002 compared with $8.4 million for the third quarter of 2001. The reduction in operating income was attributable to losses from the Fine Chemicals business due to unfavorable volumes and the loss of sales to Polaroid (totaling $7.0 million). In addition, Industrial profits were lower due to the impact of unfavorable pricing ($3.9 million) and unfavorable manufacturing costs ($2.0 million). Partially offsetting these reductions in operating profits was $3.9 million higher operating income in Performance Chemicals due to higher volumes and favorable manufacturing efficiencies (totaling $1.9 million) and also to the additional profit contribution from the biocides business.

Mineral Products

     Sales for the Mineral Products segment for the third quarter of 2002 were $24.6 million compared with $23.8 million for the third quarter of 2001. The 3% increase was due equally to higher sales to Building Materials Corporation of America, an affiliate, and to higher third party sales. We are beginning to experience competitive pricing pressures in the Mineral Products business as a result of additional capacity coming on stream in the industry.

     Operating income for the third quarter of 2002 was $5.5 million compared with $5.8 million for the third quarter of 2001, reflecting unfavorable manufacturing costs due to start-up costs associated with the Ione, California roofing granules plant acquired in April 2002.


RESULTS OF OPERATIONS - FIRST NINE MONTHS 2002 COMPARED WITH
                        FIRST NINE MONTHS 2001

     For the first nine months of 2002, we recorded a net loss of $120.2 million compared with net income of $35.5 million in the first nine months of 2001. In accordance with the adoption of SFAS No. 142, we completed a transitional test for impairment of goodwill, and, accordingly, recorded a $155.4 million charge, effective January 1,

2002, for the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with our Performance Chemicals, Fine Chemicals and Industrial business segment and was based upon our estimate of fair value for these businesses, considering expected future cash flows and profitability.

     First nine months 2002 results also include a $5.5 million pre-tax gain from the sale of the FineTech business, $6.8 million of pre-tax gains from contract settlements and an after-tax extraordinary charge of $2.8 million on the early retirement of debt. First nine months 2001 results included $12.0 million of goodwill amortization, prior to the adoption of SFAS No. 142, and an after-tax charge of $0.4 million for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding such charges and nonrecurring gains discussed above, adjusted "Income before extraordinary item and cumulative effect of accounting change" for the first nine months of 2002 was $30.1 million compared with $48.0 million for the first nine months of 2001. On a comparable basis, the lower results for the first nine months of 2002 were mainly attributable to the absence of investment income as a result of the corporate restructuring in June 2001 compared with investment income of $27.6 million in the six-month period prior to the restructuring. In addition, results in the first nine months of 2002 reflected $5.9 million lower adjusted operating income (excluding the nonrecurring gains), offset by $8.7 million lower interest expense and $3.9 million lower other expense, net.

     Net sales for the first nine months of 2002 were $642.2 million compared with $595.1 million for the same period in 2001. The 8% increase in sales in the first nine months of 2002 resulted primarily from the contribution to sales from the biocides business ($25.6 million), which was acquired on December 31, 2001, and by higher unit volumes in the Pharmaceutical, Mineral Products, Personal Care and Industrial businesses (totaling $35.6 million). The weaker U.S. dollar in Europe also had a favorable impact ($5.2 million) on net sales. Partially offsetting these increases was lower pricing in the Industrial, Fine Chemicals and Personal Care businesses (totaling $19.2 million).

     Gross margins for the first nine months of 2002 were 35.2% compared with 37.7% in the first nine months of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy, unfavorable manufacturing costs, and the lower pricing in the Industrial, Fine Chemicals and Personal Care businesses.

     Operating income for the first nine months of 2002 was $110.8 million compared with $92.4 million for the first nine months of 2001. Excluding the $12.2 million of nonrecurring pre-tax gains on the sale of the FineTech business and the settlements of contracts in the first nine months of 2002 and $12.0 million of goodwill amortization in the first nine months of 2001, adjusted operating income was $98.5 million for the first nine months of 2002 compared with $104.4 million for the first nine months of 2001. On a comparable basis, the $5.9 million decrease in operating income in the first nine months of 2002 was primarily attributable to lower results in the Fine Chemicals, Industrial and Personal Care businesses (totaling $19.7 million). Partially offsetting these lower results were improved operating profits in the Mineral Products and Pharmaceutical businesses (totaling $10.2 million) and the contribution to income from the biocides business. Selling, general and administrative expenses increased 5.5% in the first nine months of 2002 to $126.8 million from $120.2 million in the same period last year, primarily due to the biocides acquisition and higher selling and distribution costs, but those expenses as a percentage of sales were 19.8% compared with 20.2% last year.

     Interest expense for the first nine months of 2002 was $45.8 million versus $54.6 million for the same period last year. The decrease was due to lower average borrowings, partially offset by higher average interest rates. Interest expense for the first nine months of 2001 included interest on a $50 million intercompany loan from our parent company, which was repaid at the time of the restructuring in June 2001. Investment income in the first nine months of 2001 was $27.6 million prior to a corporate restructuring in June 2001 in which we transferred our investment assets to our parent company, International Specialty Holdings Inc. For additional information regarding this restructuring, see Note 1 to Consolidated Financial Statements contained in the Form 10-K. Other expense, net, for the first nine months of 2002 was $6.2 million compared with other expense, net, of $10.1 million in last year's period, with the lower expense due to the impact of a weaker U.S. dollar in Europe and Asia and a $1.4 million higher provision for environmental liability in last year's first nine months.


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the first nine months of 2002 by the absence of goodwill amortization. The business segment discussion that follows excludes the impact of goodwill amortization on nine months 2001 results. Goodwill amortization in the first nine months of 2001 by business segment was as follows:

                                          (Millions)
   Personal Care                             $3.6
   Pharmaceutical, Food and Beverage          3.1
   Performance Chemicals, Fine Chemicals
      and Industrial                          3.1
   Mineral Products                           2.3


Personal Care

     Sales in the first nine months of 2002 were $156.2 million compared with $150.6 million in the same period last year, while operating income for the first nine months of 2002 decreased to $28.1 million from $30.7 million in the same period last year. The 4% increase in sales resulted from higher unit volumes in both hair care and skin care products ($7.3 million), mainly in North America and Europe, and also as a result of the favorable impact of the weaker U.S. dollar in Europe ($1.3 million). The lower operating income resulted primarily from unfavorable manufacturing costs and pricing ($7.0 million), partially offset by the impact of the favorable volumes ($3.5 million) and the favorable impact of the weaker U.S. dollar ($0.9 million).

Pharmaceutical, Food and Beverage

     Sales for the Pharmaceutical, Food and Beverage segment were $181.0 million for the first nine months of 2002, a 7% increase compared with $169.6 million for the first nine months of 2001. Sales for the Pharmaceutical business increased by 11.5% in the first nine months of 2002, reflecting higher unit volumes ($11.1 million), primarily in the excipients and oral care markets in Europe and North America. Sales for the Beverage and alginates food businesses decreased by 2% and 4%, respectively, due to lower unit volumes and pricing (totaling $1.7 million), primarily in Europe and Latin America.

     Operating  income for the  Pharmaceutical,  Food and  Beverage  segment was
$43.4 million in the first nine months of 2002 compared with $42.4 million in the same period last year. Operating income for the Pharmaceutical business increased 8% in the first nine months of 2002 compared with the same period in 2001. The improvement reflected the impact of the higher unit volumes ($5.0 million) and the favorable impact of the weaker U.S. dollar ($0.9 million), partially offset by unfavorable manufacturing costs ($0.9 million). Operating results for the Beverage and alginates food businesses decreased by a total of $2.7 million in the first nine months of 2002 due primarily to unfavorable manufacturing costs ($1.5 million) and, to a lesser extent, to the lower volumes and pricing.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first nine months of 2002 were $230.8 million compared with $211.1 million in the first nine months of 2001. The 9% higher sales were attributable to the biocides business ($25.6 million), which was acquired on December 31, 2001. Sales for the Performance Chemicals, Fine Chemicals and Industrial businesses, excluding biocides, decreased by a total of $5.9 million (3%) due to lower pricing in Industrial and Fine Chemicals (totaling $16.2 million). Partially offsetting these sales declines were higher Industrial volumes ($8.7 million) and the favorable impact of the weaker U.S. dollar in Europe ($2.5 million). Market selling prices of butanediol decreased in the first nine months of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe. Sales for the Fine Chemicals business were unfavorably impacted due to the loss of Polaroid sales as a result of Polaroid's bankruptcy.

     Operating  income  for  the  Performance  Chemicals,   Fine  Chemicals  and
Industrial  segment was $20.8  million in the first nine months of

     2002 compared with $20.0 million for the first nine months of 2001. Excluding the $5.5 million gain on the sale of the FineTech business and the $6.8 million of gains on contract settlements, operating income for the first nine months of 2002 was $8.5 million. The decline in operating profits was primarily attributable to losses in the Fine Chemicals business due to the loss of Polaroid sales and unfavorable pricing ($3.1 million). Operating profits for the Industrial business were 56% lower for the first nine months of 2002 due to the impact of unfavorable pricing ($13.0 million). Partially offsetting these unfavorable factors were favorable manufacturing efficiencies ($4.4 million) due to consolidation of our butanediol production at our Marl, Germany facility, together with lower methanol and natural gas prices. The lower operating profits from the Fine Chemicals and Industrial businesses were partially offset by $5.7 million higher operating income in Performance Chemicals, primarily reflecting the profit contribution from the biocides business, and also due to favorable manufacturing efficiencies and volumes (totaling $2.2 million).

Mineral Products

     Sales for the Mineral Products segment for the first nine months of 2002 were $74.3 million compared with $63.8 million for the first nine months of 2001. The $10.5 million (16%) increase reflected $7.4 million (15%) higher sales to Building Materials Corporation of America, an affiliate, and $3.1 million (23%) higher third party sales. The increased sales reflected higher unit volumes ($8.6 million) resulting from an increased market demand for roofing granules. We are beginning to experience competitive pricing pressures in the Mineral Products business as a result of additional capacity coming on stream in the industry.

     Operating income for the first nine months of 2002 was $18.4 million, a 72% increase compared with $10.7 million for the same period in 2001, reflecting favorable manufacturing efficiencies and lower natural gas costs ($3.9 million), as well as the impact of the higher volumes.


Liquidity and Financial Condition

     During the first nine months of 2002, our net cash inflow before financing activities was $79.5 million, reflecting $94.7 million of cash generated from operations, the reinvestment of $42.5 million for capital programs and the acquisition of a Mineral Products manufacturing facility, and net cash proceeds of $27.3 million from the sale of the FineTech business. Cash generated from a reduction in working capital items totaled $9.1 million during the first nine months of 2002, reflecting a $13.8 million decrease in inventories and a $7.4 million net increase in payables and accrued liabilities, partially offset by a $10.8 million increase in receivables. The reduced inventories resulted from an inventory reduction program and the higher receivables resulted from $16.3 million higher sales in the third quarter of 2002 versus the fourth quarter of 2001.

     Net cash used in financing activities during the first nine months of 2002 totaled $82.0 million, primarily reflecting an $85.3 million decrease in borrowings under our bank revolving credit facility and a $2.7 million call premium on the redemption of debt. On January 14, 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003, which we refer to as the "2003 Notes," of which $182.1 million was reflected on our Consolidated Balance Sheet at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt. In addition, financing activities included a $6.9 million capital contribution from our parent company.

     As a result of the foregoing factors, cash and cash equivalents decreased by $1.8 million during the first nine months of 2002 to $9.0 million.

     On July 8, 2002, ISP announced that its Board of Directors had received a letter from Samuel J. Heyman, ISP's Chairman of the Board, proposing that the Board consider a going private transaction whereby holders of shares of ISP's common stock (other than those shares beneficially owned by Mr. Heyman) would receive $10 in cash per share. Such shares total approximately 12.5 million shares, or approximately 19% of ISP's outstanding shares. ISP's Board of Directors formed a Special Committee of independent Directors to evaluate this proposal. On November 7, 2002, ISP announced that the Special Committee and Mr. Heyman reached agreement on such transaction whereby holders of shares of ISP's common stock (other than Mr. Heyman) would receive $10.30 in cash per share. The agreement followed a determination by the Special Committee that the transaction consideration is fair to ISP's public shareholders. The total consideration for such shares of approximately $130 million would be paid out of our available funds.

     In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to Pharmaceutical Resources Incorporated, which we refer to as "PRI," including our Haifa, Israel-based FineTech, Ltd. business and our Columbus, Ohio manufacturing facility. In February 2002, we received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, we announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee, which was recorded as income in the first quarter of 2002 (see Note 4 to Consolidated Financial Statements). Following negotiations with PRI, in April 2002, we sold the Haifa-based business to PRI for $32 million. We recorded a second quarter pre-tax gain, after expenses, of $5.5 million related to this sale.

     In April 2002, we acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, we also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-

Pacific,  Inc.   The  total  purchase  price   of  the  acquisitions  was  $11.4
million.

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner. As a result, we no longer have a long-term supply contract with Polaroid. These events have negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant.

     We have an operating lease for a sale-leaseback transaction related to the Freetown facility, which was entered into in 1998. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provides for a substantial guaranteed payment by us at the end of each renewal period and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased facility, or the facility can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the facility, currently $35.8 million, reduced by 50% of any proceeds from the subsequent sale of the facility in excess of $5.2 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown facility since, as an operating lease, the Freetown facility is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would anticipate having to recognize a material impairment charge. However, we are working toward increasing the utilization of the Freetown plant and have transferred production of certain personal care products to this facility.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. We are in the process of assessing the impact of this Statement on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. We intend to adopt SFAS No. 145 effective January 1, 2003, which will result in our first quarter 2002 pre-tax loss of $7.1 million on the early extinguishment of debt being reclassified to other expense, net.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are in the process of assessing the impact of this Statement on our financial statements.

     See Note 11 to Consolidated Financial Statements for information regarding contingencies.


                                   * * *

Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form Form 10-K for the fiscal year ended December 31, 2001, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2001 and June 30, 2002, there were no equity-related financial instruments employed by us to reduce market risk.



                       ITEM 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer are responsible for the design, maintenance and effectiveness of disclosure controls and procedures (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934).

     The effectiveness of the disclosure controls and procedures have been evaluated by the Chief Executive Officer and Chief Financial Officer within 90 days of the filing date of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are adequate and effective.

     There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

                                   PART II


                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit Number

     99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the current quarter:

     No reports on Form 8-K were filed during the three-month period ended September 29, 2002.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.
                               ISP MANAGEMENT COMPANY, INC.
                               BLUEHALL INCORPORATED
                               VERONA INC.
                               ISP REAL ESTATE COMPANY, INC.
                               ISP FREETOWN FINE CHEMICALS INC.
                               ISP INTERNATIONAL CORP.
                               ISP (PUERTO RICO) INC.
                               ISP ALGINATES INC.
                               ISP ENVIRONMENTAL SERVICES INC.
                               ISP GLOBAL TECHNOLOGIES INC.
                               ISP INVESTMENTS INC.




DATE:  November 13, 2002           BY: /s/ Neal E. Murphy
       -----------------               ------------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  November 13, 2002           BY: /s/Kenneth M. McHugh
       -----------------               --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ISP CHEMICALS LLC
                        By: ISP Chemicals Inc., its Sole Member

                        ISP MANAGEMENT LLC
                        By:  ISP Management Company, Inc., its Sole Member

                        ISP MINERALS LLC
                        By:  ISP Minerals Inc., its Sole Member

                        ISP TECHNOLOGIES LLC
                        By:  ISP Technologies Inc., its Sole Member

                        ISP INVESTMENTS LLC
                        By:  ISP Investments Inc., its Sole Member

                        ISP GLOBAL TECHNOLOGIES LLC
                        By:  ISP Global Technologies Inc., its Sole Member


DATE:  November 13, 2002           BY: /s/Neal E. Murphy
       -----------------               -----------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  November 13, 2002           BY: /s/Kenneth M. McHugh
       -----------------               --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                CERTIFICATION


I, Sunil Kumar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ISP Chemco Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The   registrant's   other  certifying  officer and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

 /s/ Sunil Kumar
---------------------------
Name:  Sunil Kumar
Title: President and Chief Executive Officer

                               CERTIFICATION


I, Neal E. Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ISP Chemco Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

  s/ Neal E. Murphy
-------------------------------
Name:   Neal E. Murphy
Title:  Senior Vice President and
          Chief Financial Officer