Form 10-K
period 2002-12-31
ISP CHEMCO INC; ISP GLOBAL TECHNOLOGIES  LLC; ISP INVESTMENTS LLC; ISP TECHNOLOGIES LLC; ISP MINERALS  LLC; ISP MANAGEMENT LLC; ISP CHEMICALS LLC; ISP INVESTMENTS INC; ISP GLOBAL TECHNOLOGIES INC /NY/; ISP ENVIRONMENTAL SERVICES INC
filed 2003-03-28
CIK 1067851, 1159982, 1159981, 1159977, 1159983, 1159979, 1159980, 883534, 1159972, 883522

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-17827-01

ISP CHEMCO INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	51-0382622 (I.R.S. Employer Identification No.)
300 Delaware Avenue Suite 303 Wilmington, Delaware (Address of Principal Executive Offices)	19801 (Zip Code)

Registrant's telephone number, including area code: (302) 427-5818
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 27, 2003, 100 shares of common stock, par value $.01 per share of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of March 27, 2003, each of the additional registrants had the number of shares outstanding that is shown on the table below. There is no trading market for the common stock of the additional registrants. As of March 27, 2003, no shares of the registrant or the additional registrants were held by non-affiliates.

        THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding	I.R.S. Employer Identification number	Address, including zip code and telephone number, including area code, of registrant's principal executive office	Commission File No.
ISP Chemicals Inc.	Delaware	10	22-3807357	Route 95 Industrial Area P.O. Box 37 Calvert City, KY 42029 (270) 395-4165	333-70144-08
ISP Minerals Inc.	Delaware	10	22-3807370	34 Charles Street Hagerstown, MD 21740 (301) 733-4000	333-70144-07
ISP Technologies Inc.	Delaware	10	22-3807372	4501 Attwater Avenue and State Highway 146 Texas City, TX 77590 (409) 945-3411	333-70144-09
ISP Management Company, Inc.	Delaware	10	22-3807364	1361 Alps Road Wayne, NJ 07470 (973) 628-4000	333-70144-13
Bluehall Incorporated	Delaware	1	13-3335905	c/o ISP Management Company, Inc. 1361 Alps Road Wayne, NJ 07470 (973) 628-4000	033-44862-15
Verona Inc.	Delaware	100	22-3036319	1361 Alps Road Wayne, NJ 07470 (973) 628-4000	033-44862-16
ISP Real Estate Company Inc.	Delaware	2	22-2886551	1361 Alps Road Wayne, NJ 07470 (973) 628-4000	033-44862-12
ISP Freetown Fine Chemicals Inc.	Delaware	10	52-2069636	238 South Main Street Assonet, MA 02702 (508) 672-0634	033-70144-12
ISP International Corp.	Delaware	10	51-0333734	300 Delaware Avenue Suite 303 Wilmington, DE 19801 (302) 427-5715	033-44862-07
ISP (Puerto Rico) Inc.	Delaware	10	22-2934561	Mirador de Bairoa Calle 27 ST-14 HC01 Box 29030 PMB 15 Caguas, PR 00725-8900 (787) 744-3188	033-44862-03
ISP Alginates Inc.	Delaware	10	22-3676745	2145 East Belt Street San Diego, CA 92113 (619) 557-3100	333-70144-11

ISP Environmental Services Inc.	Delaware	10	51-0333801	1361 Alps Road Wayne, NJ 07470 (973) 628-4000	033-44862-04
ISP Global Technologies Inc.	Delaware	10	22-3807358	300 Delaware Avenue Suite 303 Wilmington, DE 19801 (302) 427-5852	333-70144-10
ISP Investments Inc.	Delaware	10	22-3807361	300 Delaware Avenue Suite 303 Wilmington, DE 19801 (302) 427-5822	033-44862-08
ISP Chemicals LLC	Delaware	N/A	22-3807378	Route 95 Industrial Area P.O. Box 37 Calvert City, KY 42029 (270) 395-4165	333-70144-04
ISP Management LLC	Delaware	N/A	22-3807385	1361 Alps Road Wayne, NJ 07470 (973) 628-4000	333-70144-05
ISP Minerals LLC	Delaware	N/A	22-3807387	34 Charles Street Hagerstown, MD 21740 (301) 733-4000	333-70144-01
ISP Technologies LLC	Delaware	N/A	22-3807390	4501 Attwater Avenue and State Highway 146 Texas City, TX 77590 (409) 945-3411	333-70144-06
ISP Investments LLC	Delaware	N/A	22-3807381	300 Delaware Avenue Suite 303 Wilmington, DE 19801 (302) 427-5822	333-70144-03
ISP Global Technologies LLC	Delaware	N/A	22-3807380	300 Delaware Avenue Suite 303 Wilmington, DE 19801 (302) 427-5852	333-70144-02

PART I

Item 1. Business

General

        ISP Chemco Inc., formerly known as ISP Opco Holdings Inc., is a leading multinational manufacturer of specialty chemicals and mineral products. We are an indirect wholly owned subsidiary of International Specialty Products Inc., or ISP. We were incorporated in Delaware in 1998. As a result of a going private transaction that was completed on February 28, 2003, ISP's common stock is no longer publicly traded and Mr. Samuel J. Heyman, the Chairman of ISP, is now the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of 100% of ISP's common stock and our common stock. Following the completion of the going private transaction, ISP's common stock has been delisted from the New York Stock Exchange and its registration with the Securities and Exchange Commission has been terminated. Unless otherwise indicated by the context, "we," "us," "our," and "ISP Chemco" refers to ISP Chemco Inc. and its consolidated subsidiaries and "ISP" refers to International Specialty Products Inc. and its consolidated subsidiaries.

        ISP operates its business exclusively through its direct and indirect subsidiaries. ISP owns all of the issued and outstanding capital stock of International Specialty Holdings Inc., formerly known as Newco Holdings, which was formed in 2001 in connection with an internal restructuring ISP completed in June 2001. International Specialty Holdings owns all of our and ISP Investco LLC's issued and outstanding capital stock. We operate ISP's specialty chemicals business, exclusively through our direct and indirect subsidiaries. ISP Investco was formed in 2001 for the purpose of holding all of ISP's investment assets and related liabilities.

        The address and telephone number of our principal executive offices is 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5818.

        Over the last five years, we have moved toward increasing our focus on our consumer-oriented and service intensive businesses while consolidating and downsizing our low margin butanediol business and controlling costs.

        We have increased our consumer-oriented focus through new, more profitable product offerings, enhanced technical capabilities and penetration into new markets. We also have supplemented our internal resources with strategic alliances and complementary acquisitions. We improved our costs through operating efficiencies and plant consolidations.

        New product offerings include a hair care product that provides faster drying time and greater hold for styling flexibility and a solvent that improves the stability and absorption of pharmaceutical products. We have also introduced a patented, water-based microemulsion that more effectively disperses the active agricultural ingredient for easier application and improved environmental safety in crop spraying.

        To enhance support provided by our technical service team, we have added technical service laboratories to our current global network of applications. In this regard we have expanded our Singapore facility and opened a new laboratory in Brazil.

        Strategic alliances have allowed us to leverage our core strengths in marketing, sales and technical services to obtain access to new technologies and expand the breadth and utility of our product offerings. Through an alliance with another specialty chemical manufacturer, we were able to use our strengths in combination with our partner's proprietary technology to bring to market a line of skin conditioners that re-hydrate the skin and provide protection from the drying effects of the sun and environment.

        We continually explore possible acquisitions through which we seek to acquire complementary technologies or products, expand our customer base and leverage our sales and distribution infrastructure and existing client relationships. For example, we acquired our alginates business and now provide naturally derived food thickeners and stabilizers to a variety of markets that complement our existing products and technology, such as the pharmaceutical ingredients, food and beverage markets.

        In December 2001, we acquired the industrial biocides business of Creanova Inc., a subsidiary of the Degussa Corporation, which manufactures well-known fungicides, preservatives, algaecides and biocides. This acquisition adds a new growth platform for our performance chemicals business and expands our strategic emphasis on more profitable specialty chemicals for the coatings industry.

        We have expanded our Freetown, Massachusetts manufacturing facility's production capabilities to allow for the manufacture of some specialty chemical product lines for our personal care business segment and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. In connection with the relocation of some of our production lines for our personal care business segment to our Freetown facility, we shut down our manufacturing operation at our Belleville, New Jersey plant in 2001.

        During the last five years, we have invested approximately $150 million in upgrading our manufacturing plants with equipment modifications and de-bottlenecking solutions which have significantly increased our manufacturing efficiency and capacity. We have also streamlined and consolidated our operations to increase efficiency and reduce our operating costs. For example, we shut down our high cost butanediol production at our Calvert City plant in 1999, at the Seadrift, Texas plant in 2000 and at the Texas City plant in 2001. In addition, we shifted butanediol production following these shutdowns to our lower cost Marl, Germany facility.

Specialty Chemicals

  Products and Markets

        We manufacture a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products. We use proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value-added specialty chemicals specifically developed to meet customer requirements.

        Our specialty chemicals business is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals in the following three business segments:

  •
  Personal Care—whose products are sold to the skin care and hair care markets;
  •
  Pharmaceutical, Food and Beverage—whose products are sold to these three government-regulated industries; and
  •
  Performance Chemicals, Fine Chemicals and Industrial—whose products are sold to numerous consumer and industrial markets.

        In each of the years ending December 31, 2000, 2001 and 2002, sales of specialty chemicals represented approximately 90% of our revenues. For information about the amount of sales by each of our specialty chemicals business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and note 18 to our consolidated financial statements. Most of our specialty chemical products fall within the following categories:

  •
  vinyl ether monomers—includes several products for use in specialty and radiation-cured coatings. Our vinyl ether monomers are marketed by the performance chemicals group of our performance chemicals, fine chemicals and industrial business segment.
  •
  vinyl ether copolymers—includes our Gantrez® line of products. These products serve as a bioadhesive resin in consumer products such as tartar-control toothpaste, denture adhesives and facial pore strips. Vinyl ether copolymers are marketed by our personal care and pharmaceutical, food and beverage business segments.

  •
  polyvinyl pyrrolidone (PVP) polymers and copolymers—represents our largest product group. These polymers and copolymers are marketed by all of our business segments. Our Plasdone®, Polyclar® and Gafquat® product lines, which are used as tablet binders, beverage clarifiers and hair fixative resins, respectively, are included in this group.
  •
  intermediates—includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications. Intermediates are marketed by our performance chemicals, fine chemicals and industrial business segment. Our largest selling intermediate product is butanediol, which is utilized by industrial companies to manufacture spandex fibers and polybutylene terephthalate (PBT) plastics for use in automobiles.
  •
  solvents—includes our M-pyrol® brand of N-methyl pyrrolidone (NMP), for use in metal degreasing and paint stripping, BLO® brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used in the manufacture and installation of PVC pipe. Solvents are also marketed by our performance chemicals, fine chemicals and industrial business segment.
  •
  alginates—includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our personal care; pharmaceutical, food and beverage; and performance chemical businesses, with the majority of our sales to the food industry.

        The balance of our specialty chemical products are marketed by our performance chemicals, fine chemicals and industrial business segment. In addition, our sunscreens, preservatives and emollients are each marketed by our personal care business segment.

        Personal Care.    Our personal care business segment markets numerous specialty chemicals that serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products. For example, our polyvinylpyrrolidone polymers, which are derived from acetylene, are critical components in hair styling gels. If this polymer were removed, hold, stiffness and styling would be lost.

        Our skin care ingredients include:

  •
  ultraviolet (UV) light absorbing chemicals, which serve as sunscreens;
  •
  emollients, which provide skin softness;
  •
  moisturizers, which enhance the skin's water balance;
  •
  waterproofing agents, which enhance the performance of eye-liners and sunscreens in wet environments; and
  •
  preservatives, which extend the shelf life of aqueous-based cosmetic formulations by preventing the growth of harmful bacteria.

        Our Escalol® sunscreen actives serve as the primary active ingredient in many of the most popular sunscreens today and increasingly find applications in many other products such as lipsticks and facial creams. Our Ceraphyl® line of emollients and moisturizers provides a variety of popular bath products with their softening and moisturizing characteristics. We produce a growing number of specialty preservatives, including Germall® Plus, a patented product that offers broad-spectrum anti-microbial activity, and Suttocide® A, a preservative gentle enough for infant care products.

        Our hair care ingredients, marketed under the Gantrez®, Gafquat®, and PVP/VA family of products, include a number of specially formulated fixative resins which provide hairsprays, mousses and gels with their holding power, as well as thickeners and stabilizers for shampoos and conditioners. Utilizing our combined expertise in hair care and sunscreen applications, we developed the world's first high performance hair protectant, Escalol®HP-610, to prevent sun damage to hair. We also developed a new polymer, Aquaflex® FX-64, for use in styling products and low VOC hair sprays where it provides a soft feeling with a long lasting hold for both aerosol and pump spray applications.

        Pharmaceutical, Food and Beverage.    Our specialty chemicals for the pharmaceutical, food and beverage markets provide a number of end-use products with their unique properties while enabling these products to meet increasingly strict regulatory requirements.

        In the pharmaceutical market, our specialty chemicals serve as key ingredients in the following types of products:

  •
  prescription and over-the-counter tablets;
  •
  injectable prescription drugs and serums;
  •
  cough syrups;
  •
  antiseptics;
  •
  toothpastes; and
  •
  denture adhesives.

        Our Plasdone® and Polyplasdone® polymers for tablet binders and tablet disintegrants are established excipients for use in the production of wet granulated tablets. Our Gantrez® bioadhesive polymers serve as critical ingredients in denture adhesives and tartar control toothpastes. In denture adhesives, Gantrez® provides the strength and duration of the hold of the denture to the gums. In tartar control toothpastes, Gantrez® inhibits enzyme activity in the mouth to increase the effectiveness of the product's tartar control.

        Our advanced materials product line includes the Ferronyl® brand of dietary iron supplement, which is marketed to the pharmaceutical industry.

        In the food and beverage markets, our alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including salad dressings, cheese sauces, fruit fillings, beer and health drinks. For example, our alginates products, marketed under the Kelcoloid® tradename, are used as stabilizers in many well-known consumer products and prevent the separation of oil emulsions. Our acetylene-based specialty polymers, marketed under the Polyclar® tradename, serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

        Performance Chemicals, Fine Chemicals and Industrial.    Our performance chemicals business includes acetylene-based polymers, vinyl ether monomers and advanced materials for consumer, agricultural and industrial applications. Our acetylene-based chemistry produces a number of performance chemicals for use in a wide range of markets including:

  •
  coatings;
  •
  agriculture;
  •
  imaging;
  •
  detergents;
  •
  electronics; and
  •
  metalworking.

        ViviPrint™ is our line of polymers developed for specialty coating applications in ink jet printing. These products provide significant moisture and abrasion resistance, high gloss and excellent resolution for high quality printers and photo reproductions.

        Our advanced materials product line includes high-purity carbonyl iron powders, sold under the Micropowder® name, for use in the aerospace, defense, electronics and powder metallurgy industries.

        As mentioned above in December 2001, we acquired the industrial biocides business of Creanova Inc., a subsidiary of the Degussa Corporation. This business manufactures well-known fungicides, preservatives, algaecides and biocides. This acquisition adds a new growth platform for our performance chemicals business and expands our strategic emphasis on more profitable specialty chemicals for the coatings industry.

        Our fine chemicals business focuses on the production of a variety of highly specialized products sold to the pharmaceutical, biotechnology, agricultural and imaging markets. We also offer custom manufacturing services for these industries.

        In our industrial business, we market several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), for use in a variety of industries, including:

  •
  high performance plastics;
  •
  lubricating oil and chemical processing;
  •
  electronics cleaning; and
  •
  coatings.

        In addition, we offer a family of environmentally friendly products that can replace chlorinated and other volatile solvents for a variety of industrial uses, including cleaning, stripping and degreasing.

  Marketing and Sales

        We market our specialty chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize themselves with our customers' products, manufacturing processes and markets. We primarily sell our specialty chemicals directly to our customers through our global distribution network. We sell a limited portion of our specialty chemicals through distributors. We conduct our domestic marketing and sales efforts from our facility in Wayne, New Jersey and regional offices strategically located throughout the United States.

  International Operations

        We conduct our international operations through 44 subsidiaries and 49 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

        International sales of our specialty chemicals in 2000, 2001 and 2002 were approximately 50%, 52% and 51% of our total sales for those periods, respectively. For more information about our international sales, see Note 19 to our consolidated financial statements. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

        We own and operate ISP Marl GmbH, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. We lease the property where this manufacturing facility and plant are located pursuant to a long-term ground lease. Both production facilities are located at Degussa's Chemiepark site in Marl, Germany, and each relies upon Degussa to provide specific services, including utilities, rail transport and waste handling. We believe that the production costs for butanediol and THF at ISP Marl are among the most competitive in the industry. ISP Acetylene operates a fully-dedicated modern production facility that provides ISP Marl with its primary raw material, acetylene. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, utilizes state-of-the-art gas separation technology. ISP

Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

        We operate an alginates manufacturing plant in Girvan, Scotland and a research and administrative center in Tadworth, England. In addition, we hold equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania. These joint ventures serve to provide our alginates business with a steady supply of its primary raw material, seaweed.

        For information about the locations of our international long-lived assets, see Note 19 to our consolidated financial statements.

  Raw Materials

        Because of the multi-step processes required to manufacture our specialty chemicals, we believe that our raw materials costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. We estimate that approximately one-third of our manufacturing costs are for raw materials, including energy and packaging. As a result, we believe that fluctuations in the price of raw materials have less of an impact on our specialty chemicals business than on those chemical companies for which raw materials costs represent a larger percentage of manufacturing costs.

        The principal raw materials used in the manufacture of our acetylene-based specialty chemicals are acetylene, formaldehyde and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from three unaffiliated suppliers pursuant to supply contracts. We have a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City facility. Pricing under the contract is on a fixed basis and we are obligated to purchase a specified amount of acetylene under the contract. This supplier has announced the closure of its facility by the end of June, 2003. As a result, we have identified several alternative sources of supply of acetylene for the Texas City location. The cost of acetylene from these sources will be higher than that paid to the current supplier. Although we believe that these alternative sources of supply would be sufficient for our projected needs, there can be no assurance in this regard.

        We also have a contract with another supplier for the delivery of additional amounts of acetylene to our Texas City facility. We are obligated to purchase a specified amount of acetylene under this contract, which expires June 30, 2003. We have secured an alternative source to this agreement and have entered into a five-year contract under which we are obligated to purchase specified quantities of acetylene. Pricing is fixed with escalators tied to the Producer Price Index.

        Our third acetylene supply contract is for acetylene delivery via pipeline to our Calvert City facility. The acetylene is made from calcium carbide generation. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. Pricing under the contract is adjusted related to changes in the Producer Price Index. The contract cannot be terminated except for cause. The supplier is obligated to supply as much acetylene as we need at that facility. A significantly larger supply of acetylene than we currently purchase can be obtained under the contract.

        Due to the nature of the manufacturing process, electricity and hydrocarbon feedstocks, primarily butane, are critical raw materials for the production of acetylene at our operations in Marl, Germany. The Marl facility obtains the majority of its critical supplies and services from Degussa including electricity and butane via a long term supplies and services agreement. Under the agreement, ISP may, at its option, cancel purchases from Degussa in favor of more competitive sourcing. Degussa, however, may not discontinue providing critical supplies or services to ISP. Pricing for the supplies and services are negotiated periodically between the parties.

        We believe that the diversity of our acetylene supply sources and our use of a number of acetylene production technologies, including ethylene by-product, calcium carbide and electric arc technology, provide us with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, or, in the case of ISP Marl, electricity and hydrocarbon feedstocks, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements. To date, we have not experienced an interruption of our acetylene supply that has had a material adverse effect on our sales of specialty chemicals.

        The principal raw material used in the manufacture of alginates consists of select species of seaweed. We process seaweed in both wet and dry forms. We use our own specially designed vessels to harvest, under government license, wet seaweed from leased kelp beds in the Pacific Ocean to supply our San Diego, California facility. Our Girvan, Scotland facility processes primarily dry seaweed purchased from our joint ventures in Iceland, Ireland and Tasmania, as well as from independent suppliers in South America. We believe that the species of seaweed required to manufacture alginates will remain readily available and that we will have adequate access to this seaweed to provide us with adequate supplies of this raw material for the foreseeable future.

        Availability of other raw materials, including methanol and methylamine, remained adequate during 2002. We believe that, in the event of a supply interruption, we could obtain adequate supplies of raw materials from alternate sources.

        We use natural gas and raw materials derived from petroleum in many of our manufacturing processes and, consequently, the price and availability of natural gas and petroleum could be material to our operations. During 2002, supplies of natural gas and petroleum remained adequate.

Mineral Products

        Products and Markets.    We manufacture mineral products consisting of semi-ceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at our quarries. We utilize a proprietary process to produce our colored and algae resistant roofing granules. We sell our mineral roofing granules primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles. The granules help to provide weather resistance, decorative coloring, heat deflection and increased weight in the shingle. We believe that we are the second largest of only three major suppliers of colored roofing granules in the United States in terms of production capacity and sales revenue. For information about the amount of sales of our mineral products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to our consolidated financial statements.

        We believe that approximately 80% of the asphalt shingles currently produced by the roofing industry are sold for the re-roofing/replacement market, in which demand is driven not by the pace of new home construction but by the needs of homeowners to replace existing roofs. Homeowners generally replace their roofs either because they are worn, thereby creating concerns as to weather-tightness, or because of the homeowners' desire to upgrade the appearance of their homes. We believe that the balance of the roofing industry's asphalt shingle production historically has been sold primarily for use in new housing construction. Sales of our colored mineral granules have benefited from a trend toward the increased use of heavyweight, three-dimensional laminated roofing shingles which results in both functional and aesthetic improvements. These shingles require, on average, approximately 60% more granules than traditional three-tab, lightweight roofing shingles.

        Sales to Building Materials Corporation of America, or BMCA, our affiliate, and its subsidiaries constituted approximately 77% of our mineral products net sales in 2002. See "Certain Relationships" and Note 17 to consolidated financial statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—2002 Compared with 2001."

        Marketing and Sales.    We market our mineral products on a national basis to residential and commercial roofing manufacturers utilizing a direct sales team with expertise in product application and logistics. We ship finished products using rail and trucks from three manufacturing facilities strategically located throughout the United States. From our offices located in Hagerstown, Maryland, we provide logistical support and operate a customer design center to engineer product applications according to our customers' requirements. Our technical services and manufacturing teams provide support and consultation services upon specific requirements by our customers.

        Raw Materials.    We own three quarries and lease one quarry with rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. These quarries each have proven reserves, based on current production levels, of more than 20 years. We have a royalty arrangement based on the amount of rock deposits extracted annually from our Ione, California quarry.

Competition

        We believe that we are the second largest seller, based on revenues, worldwide of specialty chemicals derived from acetylene, other than butanediol and tetrahydrofuran, and we believe that we are the second largest seller, based on revenues worldwide, of alginates.

        In each end-use market, there are a limited number of companies that produce substitutable products for our acetylene-derived specialty chemicals. These companies compete with us in the personal care, pharmaceutical, beverage and industrial markets and have the effect of limiting our market penetration and pricing flexibility. For our specialty chemicals not derived from acetylene, including alginates, sunscreens, emollients, moisturizers and fine chemicals, a number of world-wide competitors can provide similar products or services.

        Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are three competitors of significance for merchant market butanediol. BASF Corporation and Lyondell Corporation supply the merchant market from their plants in the United States and in Europe. Lyondell constructed a manufacturing facility in Europe capable of butanediol production that opened in the third quarter of 2002. British Petroleum currently supplies the merchant market from their single manufacturing plant in the United States. Tetrahydrofuran and N-methyl pyrrolidone are manufactured by a number of companies throughout the world.

        With regard to our mineral products, our primary competitors are the 3M Company and Reed Minerals. In April 2002, we acquired the Ione, California roofing granule manufacturing operations of Reed Minerals. We believe that competition has been limited by the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves; the limited availability of proven rock sources; the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant; the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and the difficulty in obtaining the necessary permits to mine and operate a quarry.

        Competition in the markets for our specialty chemicals and mineral products is largely based upon product and service quality, technology, distribution capability and price. We believe that we are well-positioned in the marketplace as a result of our broad product lines, sophisticated technology and worldwide distribution network.

        Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 18 and 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Research and Development

        Our worldwide research and development expenditures were $25.6, $25.4 and $26.0 million in 2000, 2001 and 2002, respectively.

        Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Texas City, Texas; Chatham, New Jersey; Freetown, Massachusetts; Columbus, Ohio; San Diego, California; and Girvan, Scotland, and at a research center in Piscataway, New Jersey, as well as at technical centers in the United Kingdom, Canada, Brazil, Germany, China, Singapore and Mexico. Our mineral products research and development facility, together with our customer design and color center, is located in Hagerstown, Maryland.

Environmental Services

        We have received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to our Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than our previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site.

Patents and Trademarks

        As of December 31, 2002, we owned or licensed approximately 400 domestic and 580 foreign patents or patent applications and owned or licensed approximately 155 domestic and 2,005 foreign trademark registrations or applications related to our business. While we believe the patent protection covering some of our products is material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

Environmental Compliance

        Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. By reason of the nature of our operations and the operations of our predecessor and certain of the substances that are or have been used, produced or discharged at our or our predecessor's plants or at other locations, we are affected by these environmental laws and regulations. We have made capital expenditures of approximately $5.0 million in 2000, $6.3 million in 2001, and approximately $3.6 million in the year ended December 31, 2002, in order to comply with these laws and regulations. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2003 and 2004 will be approximately $7.0 and $6.0 million, respectively.

        The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, we believe that any potential liability for compliance with environmental laws and regulations will not materially affect our business, liquidity, results of operations, cash flows or financial position.

Employees

        At December 31, 2002, we employed approximately 2,500 people worldwide. Approximately 730 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.

Other Information

        We have not established and do not maintain an internet website and consequently, we do not make our annual, quarterly and current reports and other information that are filed with or furnished to the Securities and Exchange Commission available via an internet website. These reports are available electronically on the Securities and Exchange Commission's EDGAR website at www.sec.gov. If you wish to receive a hard copy of our reports or any of the exhibits filed with or furnished to the Securities and Exchange Commission, they may be obtained, upon payment of reasonable expenses, by writing to: the Corporate Secretary, ISP Chemco Inc., c/o ISP Management Company, Inc., 1361 Alps Road, Wayne, New Jersey 07470.

Item 2. Properties

        Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by one of our subsidiaries at 1361 Alps Road, Wayne, New Jersey 07470.

        The principal domestic and foreign real properties either owned by, or leased to, us are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses in the United States and abroad, substantially all of which are in leased premises under relatively short-term leases.

Location	Facility	Product Line
Domestic
Alabama, Huntsville	Plant*	Specialty Chemicals
California, Ione	Plant, Quarry*	Mineral Products
California, San Diego	Plant*	Specialty Chemicals
Kentucky, Calvert City	Plant	Specialty Chemicals
Maryland, Hagerstown	Research Center, Design Center, Sales Office	Mineral Products
Massachusetts, Freetown	Plant, Research Center	Specialty Chemicals
Missouri, Annapolis	Plant, Quarry	Mineral Products
New Jersey
Chatham	Plant, Research Center	Specialty Chemicals
Piscataway	Research Center*, Sales Office*	Specialty Chemicals
Wayne	Headquarters, Corporate Administrative Offices, Research Center	Specialty Chemicals
New York, New York City	Corporate Administrative Offices	N/A
Ohio, Columbus	Plant, Research Center, Sales Office	Specialty Chemicals
Pennsylvania, Blue Ridge Summit	Plant, Quarry	Mineral Products
Texas, Texas City	Plant	Specialty Chemicals
Wisconsin, Pembine	Plant, Quarry	Mineral Products
International
Belgium, Sint-Niklaas	Sales Office, Distribution Center	Specialty Chemicals
Brazil, Sao Paulo	Sales Office*, Distribution Center*	Specialty Chemicals
Canada, Mississauga, Ontario	Sales Office*, Distribution Center*	Specialty Chemicals
Canada, Toronto, Ontario	Plant, Research Center, Sales Office, Warehouse	Specialty Chemicals
England, Tadworth	Research Center*, Sales Office*	Specialty Chemicals
Germany
Cologne	European Headquarters*, Research Center*, Sales Office*	Specialty Chemicals
Marl	Plants**, Sales Office**	Specialty Chemicals
India, Nagpur	Plant**	Specialty Chemicals
Japan, Tokyo	Sales Office*	Specialty Chemicals
Scotland, Girvan	Plant	Specialty Chemicals
Singapore	Sales Office*, Distribution Center*, Asia-Pacific Headquarters*, Warehouse*	Specialty Chemicals

*
Leased property

**
Long-term ground lease

        We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2002, we made capital expenditures in the amount of $50.5 million relating to plant, property and equipment.

Item 3. Legal Proceedings

Environmental Claims and Proceedings

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these claims in this report as "Environmental Claims".

        We estimate that our liability in respect of all Environmental Claims, including those relating to our closed Linden, New Jersey plant described below, and certain other environmental compliance expenses, as of December 31, 2002, is $22.4 million, before reduction for insurance recoveries reflected on our balance sheet of $24 million that relate to both past expenses and estimated future liabilities to which we refer as "estimated recoveries." While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable that we will receive the estimated recoveries discussed above. We believe we are entitled to substantially full defense and indemnity under our insurance policies for most Environmental Claims, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for these claims. In addition, the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard.

        In June 1997, G-I Holdings Inc. commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities, including ISP, in the Superior Court of New Jersey, Somerset County, seeking amounts substantially in excess of the estimated recoveries. This action was removed in February 2001 to the United States Bankruptcy Court for the District of New Jersey in connection with the filing of G-I Holdings' Chapter 11 petition. In November 2002, all parties consented to have the action remanded to the Superior Court of New Jersey, Somerset County, where it remains pending. While ISP believes that the claims are meritorious, it cannot be certain that it will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries. Unless otherwise indicated by the context, "G-I Holdings" refers to G-I Holdings Inc. and any and all of its predecessors, including GAF Corporation and GAF Fiberglass Corporation.

        In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances, currently $7.5 million, to guarantee our performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the New Jersey Department of Environmental Protection issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the New Jersey Department of Environmental Protection order at a cost of approximately $13.0 million. See Item 1, "Business—Environmental Services".

Stockholder litigation against ISP

        In July 2002, six purported class action suits were filed on behalf of ISP stockholders in the Court of Chancery of the State of Delaware against ISP and members of its board of directors. These six suits have been consolidated. In July 2002, a seventh purported class action was filed on behalf of ISP stockholders in the United States District Court, District of New Jersey, against ISP and members of its board of directors. The New Jersey claim was subsequently amended to assert derivative claims as well. The plaintiffs in the Delaware and New Jersey litigations seek to represent the same class of ISP stockholders. The Delaware and New Jersey complaints allege, among other things, that the defendants have breached fiduciary and other duties in connection with a going private transaction that was recently completed. These complaints variously seek an award of unspecified damages and attorneys' fees, the unwinding of any transaction and other unspecified equitable relief.

        In November 2002, the parties to the stockholder litigation pending in Delaware agreed on and executed a memorandum of understanding to reflect a proposed settlement of the Delaware litigation. The parties to the Delaware litigation also agreed, subject to the conditions described below, to enter into a settlement agreement, cooperate in public disclosures related to the settlement and use best efforts to gain approval of the settlement by the Delaware courts. Without any admission of fault by the defendants, the memorandum of understanding contemplates a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims related to the going private transaction, including the claims in the New Jersey litigation, that have been or could have been asserted by the plaintiffs and all members of a plaintiff class. The memorandum of understanding further provides that the increased cash merger consideration of $.30 per share paid pursuant to the going private transaction constituted fair, adequate and reasonable consideration for the settlement of all claims asserted or that could have been asserted. We refer to these claims as the "settled claims".

        The proposed settlement of the Delaware litigation is subject to numerous conditions, including the completion of confirmatory discovery, execution of a settlement agreement containing a provision permitting defendants to terminate the settlement if, prior to final court approval, any action other than the New Jersey litigation is pending in any state or federal court which raises any settled claims, a determination by defendants prior to final court approval that the dismissal of the litigation in accordance with the settlement agreement will result in the release with prejudice of the settled claims, final approval of the settlement by the Delaware courts and completion of the going private transaction. If the parties to the Delaware litigation do not proceed with the proposed settlement, or in the event the proposed settlement ultimately is not approved by the Delaware courts, the Delaware and New Jersey litigations could proceed and the plaintiffs could seek the relief sought in their complaints, including rescission of the going private transaction or an award of damages in favor of the ISP stockholders in any plaintiff class that might be certified.

        We believe that the proposed settlement of the Delaware litigation will become final although there are no assurances in this regard, and any and all settled claims against the defendants in the New Jersey litigation will be released and the defendants will move for a dismissal of the New Jersey litigation based on the final order in the Delaware litigation.

        For more information about legal proceedings, see Note 21 to our Consolidated Financial Statements included in this annual report.

Item 4. Submission of Matters to a Vote of Security Holders

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        All of our common stock is owned by International Specialty Holdings. All of the common stock of each of the additional registrants is owned, directly or indirectly, by us. Accordingly, there is no public trading market for our or the additional registrants' common stock.

        In 2001 and 2002, we declared and paid dividends of $35.0 million and $0, respectively, to International Specialty Holdings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-18 and page F-48, respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data

        See page F-19.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        See page F-2.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market Sensitive Instruments and Risk Management" on page F-17.

Item 8. Financial Statements and Supplementary Data

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-23 to F-74.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 20, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and appointed KPMG LLP as our new independent public accountants. The decision to dismiss Arthur Andersen and to retain KPMG was recommended and approved by our Board of Directors.

        Arthur Andersen's reports on our consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through June 20, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

        None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended December 31, 2001 and 2000 or during the subsequent interim period through June 20, 2002.

        We provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen's letter, dated June 21, 2002, stating that they found no basis for disagreement with such statements was attached as an exhibit to our current report on Form 8-K filed with the Commission on June 24, 2002.

        During the fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through June 20, 2002, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

Item 11. Executive Compensation

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

Item 14. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer are responsible for the design, maintenance and effectiveness of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934).

        We have formed a Disclosure Controls Committee to review and revise as required, our disclosure controls and procedures. Such controls and procedures include quarterly meetings of executives and controllers throughout ISP Chemco to ensure that information required to be disclosed by us in the periodic reports we file or submit under the Exchange Act is accurate and to allow timely decisions to be made regarding such disclosure. The effectiveness of the disclosure controls and procedures have been evaluated by the Chief Executive Officer and Chief Financial Officer within 90 days of the filing date of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are adequate and effective.

        There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation in connection with the preparation of this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report:

          (a)(1) Financial Statements: See Index on page F-1.

          (a)(2) Financial Statement Schedules: See Index on page F-1.

          (a)(3) Exhibits:

Exhibit Number	DESCRIPTIONS
3.1
Certificate of Incorporation of ISP Chemco Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-70144) (the "ISP Chemco Registration Statement")).
3.2	By-laws of ISP Chemco Inc. (incorporated by reference to Exhibit 3.2 to the ISP Chemco Registration Statement).
3.3	Certificate of Incorporation of ISP Chemicals Inc. (incorporated by reference to Exhibit 3.3 to the ISP Chemco Registration Statement).
3.4	By-laws of ISP Chemicals Inc. (incorporated by reference to Exhibit 3.4 to the ISP Chemco Registration Statement).
3.5	Certificate of Incorporation of ISP Minerals Inc. (incorporated by reference to Exhibit 3.5 to the ISP Chemco Registration Statement).
3.6	By-laws of ISP Minerals Inc. (incorporated by reference to Exhibit 3.6 to the ISP Chemco Registration Statement).
3.7	Certificate of Incorporation of ISP Technologies Inc. (incorporated by reference to Exhibit 3.7 to the ISP Chemco Registration Statement).
3.8	By-laws of ISP Technologies Inc. (incorporated by reference to Exhibit 3.8 to the ISP Chemco Registration Statement).
3.9	Certificate of Incorporation of ISP Management Company, Inc. (incorporated by reference to Exhibit 3.9 to the ISP Chemco Registration Statement).
3.10	By-laws of ISP Management Company, Inc. (incorporated by reference to Exhibit 3.10 to the ISP Chemco Registration Statement).
3.11	Certificate of Incorporation of Bluehall Incorporated (incorporated by reference to Exhibit 3.11 to the ISP Chemco Registration Statement).
3.12	By-laws of Bluehall Incorporated (incorporated by reference to Exhibit 3.12 to the ISP Chemco Registration Statement).
3.13	Certificate of Incorporation of Verona Inc. (incorporated by reference to Exhibit 3.13 to the ISP Chemco Registration Statement).
3.14	By-laws of Verona Inc. (incorporated by reference to Exhibit 3.14 to the ISP Chemco Registration Statement).
3.15	Certificate of Incorporation of ISP Real Estate Company, Inc. (incorporated by reference to Exhibit 3.15 to the ISP Chemco Registration Statement).
3.16	By-laws of ISP Real Estate Company, Inc. (incorporated by reference to Exhibit 3.16 to the ISP Chemco Registration Statement).
3.17	Certificate of Incorporation of ISP Freetown Fine Chemicals Inc. (incorporated by reference to Exhibit 3.17 to the ISP Chemco Registration Statement).
3.18	By-laws of ISP Freetown Fine Chemicals Inc. (incorporated by reference to Exhibit 3.18 to the ISP Chemco Registration Statement).
3.19	Certificate of Incorporation of ISP International Corp. (incorporated by reference to Exhibit 3.19 to the ISP Chemco Registration Statement).

3.20	By-laws of ISP International Corp. (incorporated by reference to Exhibit 3.20 to the ISP Chemco Registration Statement).
3.21	Certificate of Incorporation of ISP(Puerto Rico) Inc. (incorporated by reference to Exhibit 3.21 to the ISP Chemco Registration Statement).
3.22	By-laws of ISP(Puerto Rico) Inc. (incorporated by reference to Exhibit 3.22 to the ISP Chemco Registration Statement).
3.23	Certificate of Incorporation of ISP Alginates Inc. (incorporated by reference to Exhibit 3.23 to the ISP Chemco Registration Statement).
3.24	By-laws of ISP Alginates Inc. (incorporated by reference to Exhibit 3.24 to the ISP Chemco Registration Statement).
3.25	Certificate of Incorporation of ISP Environmental Services Inc. (incorporated by reference to Exhibit 3.25 to the ISP Chemco Registration Statement).
3.26	By-laws of ISP Environmental Services Inc. (incorporated by reference to Exhibit 3.26 to the ISP Chemco Registration Statement).
3.27	Certificate of Incorporation of ISP Investments Inc. (incorporated by reference to Exhibit 3.27 to the ISP Chemco Registration Statement).
3.28	By-laws of ISP Investments Inc. (incorporated by reference to Exhibit 3.28 to the ISP Chemco Registration Statement).
3.29	Certificate of Incorporation of ISP Global Technologies Inc. (incorporated by reference to Exhibit 3.29 to the ISP Chemco Registration Statement).
3.30	By-laws of ISP Global Technologies Inc. (incorporated by reference to Exhibit 3.30 to the ISP Chemco Registration Statement).
3.31	Operating Agreement of ISP Chemicals LLC (incorporated by reference to Exhibit 3.31 to the ISP Chemco Registration Statement).
3.33	Operating Agreement of ISP Management LLC (incorporated by reference to Exhibit 3.32 to the ISP Chemco Registration Statement).
3.32	Operating Agreement of ISP Minerals LLC (incorporated by reference to Exhibit 3.33 to the ISP Chemco Registration Statement).
3.34	Operating Agreement of ISP Technologies LLC (incorporated by reference to Exhibit 3.34 to the ISP Chemco Registration Statement).
3.35	Operating Agreement of ISP Investments LLC (incorporated by reference to Exhibit 3.35 to the ISP Chemco Registration Statement).
3.36	Operating Agreement of ISP Global Technologies LLC (incorporated by reference to Exhibit 3.36 to the ISP Chemco Registration Statement).
4.1
Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (the "2011 Notes Indenture") (incorporated by reference to Exhibit 4.1 to the ISP Chemco Registration Statement).

4.2
Amendment No. 1 to the 2011 Notes Indenture, dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).
4.3
Registration Rights Agreement, dated as of November 13, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and UBS Warburg LLC, as initial purchaser (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).
10.1
Amended and Restated Management Agreement, dated as of January 1, 1999, by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to Building Materials Corporation of America's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.2
Amendment No. 1 to the Amended and Restated Management Agreement, dated as of January 1, 2000 by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K")).
10.3
Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. incorporated by reference to Exhibit 10.3 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).
10.4
Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Registration Statement).
10.5
Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.5 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6
Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of ISP Holdings Inc. (Registration No. 333-17827) (the "Holdings Registration Statement")).
10.7
Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings Inc., International Specialty Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).

10.8
Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to Exhibit 10.8 to the ISP Chemco Registration Statement).
10.9
Credit Agreement, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the ISP Chemco Registration Statement).
10.10
Amendment No. 1 to Credit Agreement, dated as of July 24, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Technologies Inc. and ISP Minerals Inc., as borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the ISP Chemco Registration Statement).
10.11
Pledge and Security Agreement, dated as of June 27, 2001, among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.3 to the ISP Chemco Registration Statement).
16
Letter dated June 21, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in certifying accountant (incorporated by reference to Exhibit 16 to ISP Chemco's current report on Form 8-K filed June 24, 2002)
*99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
Filed Herewith.

(b)
Reports on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP CHEMCO INC.
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President, Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP CHEMICALS INC. ISP MINERALS INC. ISP TECHNOLOGIES INC. ISP MANAGEMENT COMPANY, INC.
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEHALL INCORPORATED VERONA INC. ISP ALGINATES ISP ENVIRONMENTAL SERVICES INC. ISP REAL ESTATE COMPANY, INC. ISP FREETOWN FINE CHEMICALS INC. ISP INTERNATIONAL CORP. ISP (PUERTO RICO) INC.
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer and President (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP INVESTMENTS INC. ISP GLOBAL TECHNOLOGIES INC.
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer and President (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director
/s/ ARTHUR W. CLARK Arthur W. Clark	Director
/s/ BARRY A. CROZIER Barry A. Crozier	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP CHEMICALS LLC
By:	ISP Chemicals Inc., its Sole Member
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director of ISP Chemicals Inc. (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer of ISP Chemicals Inc. (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller of ISP Chemicals Inc. (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director of ISP Chemicals Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP MANAGEMENT LLC
By:	ISP Management Company, Inc., its Sole Member
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director of ISP Management Company, Inc. (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer of ISP Management Company, Inc. (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller of ISP Management Company, Inc. (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director of ISP Management Company, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP MINERALS LLC
By:	ISP Minerals Inc., its Sole Member
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director of ISP Minerals Inc. (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer of ISP Minerals Inc. (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller of ISP Minerals Inc. (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director of ISP Minerals Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP TECHNOLOGIES LLC
By:	ISP Technologies Inc., its Sole Member
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director of ISP Technologies Inc. (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer of ISP Technologies Inc. (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller of ISP Technologies Inc. (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director of ISP Technologies Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP INVESTMENTS LLC
By:	ISP Investments Inc., its Sole Member
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer and President of ISP Investments Inc. (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer of ISP Investments Inc. (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller of ISP Investments Inc. (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director of ISP Investments Inc.
/s/ ARTHUR W. CLARK Arthur W. Clark	Director of ISP Investments Inc.
/s/ BARRY A. CROZIER Barry A. Crozier	Director of ISP Investments Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP GLOBAL TECHNOLOGIES LLC
By:	ISP Global Technologies Inc., its Sole Member
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer and President of ISP Global Technologies Inc. (Principal Executive Officer)
/s/ NEAL E. MURPHY Neal E. Murphy	Senior Vice President and Chief Financial Officer of ISP Global Technologies Inc. (Principal Financial Officer)
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller of ISP Global Technologies Inc. (Principal Accounting Officer)
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director of ISP Global Technologies Inc.
/s/ ARTHUR W. CLARK Arthur W. Clark	Director of ISP Global Technologies Inc.
/s/ BARRY A. CROZIER Barry A. Crozier	Director of ISP Global Technologies Inc.

CERTIFICATION

        I, Sunil Kumar, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of ISP Chemco Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Sunil Kumar

Name:	Sunil Kumar
Title:	President and Chief Executive Officer

CERTIFICATION

        I, Neal E. Murphy, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of ISP Chemco Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Neal E. Murphy

Name:	Neal E. Murphy
Title:	Senior Vice President and Chief Financial Officer

ISP CHEMCO INC.
FORM 10-K
INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

ISP CHEMCO INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, investments, environmental liabilities, goodwill and intangible assets, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

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

  Goodwill and Other Intangible Assets

        Through December 31, 2001, we amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Other intangible assets are being amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

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

Results of Operations

  2002 Compared With 2001

        We recorded a net loss of $118.3 million in 2002 compared with net income of $32.8 million in 2001. In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we completed a transitional test for impairment of goodwill and, accordingly, recorded a $155.4 million charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with the reporting units included in our performance chemicals, fine chemicals and industrial business segment and was based upon our estimate of fair value for these businesses, considering expected future cash flows and profitability.

        Year 2002 results also include an after-tax extraordinary charge of $2.8 million on the early retirement of debt. The results for 2001 included an after-tax charge of $0.4 million for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Results for 2001 also included $16.5 million of goodwill amortization, prior to the adoption of SFAS No. 142. Excluding the charges referred to above and the goodwill amortization in 2001, "income before extraordinary item and cumulative effect of change in accounting principle" in 2002 was $39.9 million compared with $49.7 million in 2001.

        The lower results in 2002 were mainly attributable to the absence of investment income as a result of the corporate restructuring in June 2001 compared with investment income of $27.5 million in the six-month period prior to the restructuring (see Note 1 to consolidated financial statements). In addition, results in 2002 reflected $5.4 million of other operating gains and charges, net, $12.1 million lower interest expense, and $9.0 million lower other expense, net.

        Net sales for 2002 were $845.3 million compared with $787.2 million in 2001. The $58.1 million (7%) increase in sales resulted primarily from the contribution to sales from the biocides business ($31.4 million), which was acquired on December 31, 2001, and higher unit volumes in the mineral products, pharmaceutical, personal care and industrial businesses (totaling $46.9 million). The weaker U.S. dollar in Europe also had a favorable impact ($9.5 million) on net sales. Partially offsetting these sales gains was lower pricing in the industrial, fine chemicals and personal care businesses (totaling $26.3 million) and lower volumes in the fine chemicals business ($4.4 million). On a geographic region basis, sales increased by 10% in North America, 5% in Europe, 8% in Latin America and 3% in Asia-Pacific.

        Gross margins in 2002 declined to 34.8% from 36.4% in 2001. The reduction in gross margins resulted primarily from the lower pricing in the industrial, fine chemicals and personal care businesses and from unfavorable results in the fine chemicals business due to the Polaroid bankruptcy in the fourth quarter of 2001. See "—Liquidity and Financial Condition" for more information about the implications of the Polaroid bankruptcy.

        Operating income in 2002 was $127.2 million compared with $113.3 million in 2001. Operating income in 2002 included the $5.4 million of other operating gains and charges, net, while operating income in 2001 reflected an other operating gain of $1.6 million from an insurance claim and a $0.5 million gain from the reversal of excess restructuring reserves established in 2000. The $5.4 million of other operating gains and charges, net, in 2002 was comprised of a gain of $5.5 million from the sale of the FineTech business, $6.8 million of gains from the termination and settlement of contracts and $0.7 million from an insurance claim, partially offset by a $7.6 million write-off of deferred costs related to our Linden, New Jersey property. The write-off relates to deferred costs associated with the study and exploration of developing a hazardous waste treatment, storage and disposal facility at the Linden site. This alternative use scenario has become less likely with the progress made on other development opportunities at this site. See also Note 6 to consolidated financial statements.

        Excluding the other operating gains and charges, net, and $16.5 million of goodwill amortization in 2001, operating income on a comparable basis was $121.9 million in 2002, a $5.8 million (4.5%) decrease versus $127.7 million in 2001. The lower comparable operating results were primarily attributable to lower pricing in the industrial and personal care businesses (totaling $22.4 million), unfavorable volumes, pricing and mix in the fine chemicals business ($19.0 million) and higher manufacturing costs in the personal care business ($5.5 million). Partially offsetting these adverse factors was the contribution to income from the biocides business and the impact of higher volumes in the pharmaceutical, personal care and mineral products businesses (totaling $20.0 million) and favorable manufacturing efficiencies in the fine chemicals, performance chemicals, mineral products and industrial businesses (totaling $14.0 million). The weaker U.S. dollar in Europe also had a positive impact on operating income in 2002 ($8.2 million).

        Selling, general and administrative expenses increased 8% in 2002 to $171.2 million from $158.1 million in 2001, however, as a percent of sales, remained almost level at 20.3% in 2002 versus 20.1% in 2001. The increase in selling, general and administrative expenses in 2002 related primarily to the newly acquired biocides business, in addition to higher selling and distribution costs as a result of the higher sales levels.

        Interest expense for 2002 was $59.6 million, a $12.1 million (17%) decrease from the $71.7 million recorded in 2001. The lower interest expense was attributable to lower average borrowings ($12.6 million impact), as a result of the 2001 financing transactions discussed below in "Liquidity and Financial Condition," partially offset by higher average interest rates ($0.5 million impact).

        Investment income in 2001 was $27.5 million prior to a corporate restructuring in June 2001 in which we transferred our investment assets to our parent company, International Specialty Holdings Inc. For additional information regarding the restructuring, see Note 1 to consolidated financial statements.

        Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $6.8 million in 2002 compared with $15.9 million in 2001. The lower expense in 2002 was due primarily to favorable foreign exchange as a result of the weaker U.S. dollar, mainly in Europe.

  Business Segment Review

        A discussion of the operating results for each of our business segments follows. We operate our specialty chemicals business through three reportable business segments, in addition to the mineral products segment. See Notes 18 and 19 to consolidated financial statments for additional business segment and geographic information. Each business segment was favorably impacted in 2002 by the absence of goodwill amortization. Goodwill amortization in 2001 by business segment was as follows:

(Millions)
Personal care	$4.9
Pharmaceutical, food and beverage	4.1
Performance chemicals, fine chemicals and industrial	4.4
Mineral products	3.1

  Personal Care

        Sales for the personal care business segment in 2002 were $206.2 million compared with $196.4 million in 2001. The 5% increase in sales resulted from higher volumes in both skin care and hair care products ($11.4 million), partially offset by lower pricing ($4.1 million). Sales were also favorably impacted by the weaker U.S. dollar in Europe ($2.5 million). The volume increase resulted from strong growth in the skin care preservative/waterproofing market. The volume growth in hair care products was driven by strong sales in the styling gel/lotion market. The increased sales in 2002 occurred primarily in North America and Europe.

        Operating income was $35.3 million in 2002 versus $34.4 million in 2001. The $0.9 million increase reflected the favorable impact of the higher volumes ($5.4 million) and the weaker U.S. dollar in Europe ($2.2 million) as well as the elimination of goodwill amortization ($4.9 million). These favorable factors were largely offset by lower pricing ($4.1 million), unfavorable manufacturing and inventory costs ($5.5 million) and higher operating expenses ($2.1 million).

  Pharmaceutical, Food and Beverage

        Sales for the pharmaceutical, food and beverage business segment were $240.9 million, a $13.9 million (6%) increase over 2001 sales of $227.0 million. The sales growth was due to $14.3 million higher sales in the pharmaceutical business resulting from higher volumes ($12.0 million) and the favorable effect of the U.S. dollar in Europe ($2.0 million). The favorable volumes reflected strong growth in the excipients market (Plasdones for tablet binders and Polyplasdones for tablet disintegrants) and the oral care market. Beverage sales increased by $0.7 million (2%) in 2002 due to the favorable foreign exchange effect and higher volumes. Sales of food products declined $1.1 million (3.5%) due to lower pricing and volumes.

        Operating income increased $7.5 million (15%) to $57.4 million in 2002 from $49.9 million in 2001. The favorable effects of higher pharmaceutical volumes ($6.0 million), the weaker U.S. dollar in Europe ($2.6 million), the absence of goodwill amortization ($4.1 million) and favorable manufacturing efficiencies in the food business ($2.2 million) contributed to the increased operating income. Partially offsetting these factors was unfavorable pricing and mix ($3.2 million) and higher operating expenses ($4.8 million).

  Performance Chemicals, Fine Chemicals and Industrial

        Sales for the performance chemicals, fine chemicals and industrial business segment were $303.1 million in 2002 compared with $283.1 million in 2001. The $20.0 million (7%) increase in 2002 includes the contribution to sales from the biocides business ($31.4 million) acquired at the end of 2001. Excluding the sales from the biocides business, sales in 2002 decreased by $11.4 million (4%), primarily reflecting $8.3 million (18%) lower fine chemicals sales.

        Operating income for this business segment was $21.1 million in 2002 compared with $17.2 million in 2001. Excluding the contribution to income from the biocides business in 2002 and other operating gains (see discussion above) of $12.9 and $1.7 million in 2002 and 2001, respectively, operating income for the segment on a comparable basis was $2.9 million in 2002 compared with $15.5 million in 2001.

        Sales for the performance chemicals business, excluding the biocides business, increased by $1.3 million (1.5%) in 2002. The higher sales were due to the favorable effect of the weaker U.S. dollar in Europe ($1.0 million) and higher volumes ($0.3 million). Operating income for the performance chemicals business increased by $3.1 million, reflecting favorable manufacturing efficiencies ($3.7 million), due to lower raw material costs, and the absence of goodwill amortization ($1.3 million), partially offset by higher operating expenses ($2.3 million).

        Sales for the fine chemicals business declined by $8.3 million (18%) in 2002 principally due to lower volumes related to the loss of contract sales to Polaroid as a result of Polaroid's bankruptcy. Higher volumes ($10.9 million) of bulk pharmaceuticals and pharmaceutical intermediates partially offset the loss of Polaroid sales. Sales of fine chemicals were also adversely impacted by lower pricing ($3.9 million). The operating results for the fine chemicals business, excluding $12.2 million of the other operating gains, net, previously discussed, decreased by $11.3 million in 2002, reflecting the impact of lower volumes ($7.3 million) and unfavorable pricing and mix ($11.7 million), partially offset by favorable manufacturing efficiencies ($5.4 million), lower operating expenses ($1.8 million) and the absence of goodwill amortization ($0.4 million).

        Sales for the industrial business decreased by $4.4 million (3%) in 2002 as a result of unfavorable pricing ($18.3 million), partially offset by higher volumes ($10.8 million) and the favorable effect of the weaker U.S. dollar in Europe ($3.1 million). Average market selling prices of butanediol decreased in 2002 compared with 2001 levels due to weakening demand and due to new capacity coming on stream in Europe. Operating income for the industrial business declined by $5.5 million (48%) in 2002 as a result of the lower pricing, partially offset by favorable manufacturing efficiencies ($1.8 million) due to lower raw material and energy costs, the favorable effect of the weaker U.S. dollar ($2.6 million), the absence of goodwill amortization ($2.8 million) and lower operating expenses.

  Mineral Products

        Sales for the mineral products business segment were $95.1 million in 2002, a $14.5 million (18%) increase compared with sales of $80.7 million in 2001, while operating income increased by $10.2 million in 2002 to $20.9 million compared with $10.7 million in 2001. Sales to Building Materials Corporation of America, an affiliate, increased by $9.8 million (15%), while third party sales increased by $4.7 million (27%). The sales growth was predominantly due to higher volumes ($13.1 million) as a result of increased demand for roofing granules for laminate shingles and an increase in overall market demand. The higher operating income reflected the impact of the increased volumes ($3.3 million), favorable manufacturing efficiencies ($3.1 million) due to favorable fuel pricing and the absence of goodwill amortization ($3.1 million).

  2001 Compared With 2000

        We recorded net income in 2001 of $32.8 million compared with $92.2 million in 2000. The lower results were attributable to investment income of $27.5 million in 2001 compared with $144.4 million in 2000, partially offset by $31.0 million of improved operating income. The results for 2001 included an after-tax charge of $0.4 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Also included in the results for 2001 are a $1.6 million other operating gain on an insurance claim and a $0.5 million reversal of excess restructuring reserves established in 2000.

        The results for 2000 included a $14.4 million provision for restructuring and $6.1 million in other nonoperating gains from contract and insurance settlements. Excluding the effect of such items in each year, net income for 2001 was $31.9 million versus comparable net income of $97.6 million in 2000.

        Sales for 2001 were $787.2 million compared with $783.9 million in 2000. The increase in sales resulted from higher volumes in the pharmaceutical and beverage, personal care, and mineral products businesses (totaling $33.5 million) and improved pricing and mix in the industrial business ($22.4 million), offset by lower volumes in the industrial, alginates and fine chemicals businesses (totaling $45.3 million) and by the adverse effect of the stronger U.S. dollar ($10.8 million), primarily in Europe.

        Operating income for the year 2001 was $113.3 million compared with $82.3 million in 2000. Excluding nonrecurring items in each year, as discussed above, operating income on a comparable basis for 2001 was $111.2 million, a 15% increase compared with $96.7 million in 2000. The improvement in operating income resulted primarily from higher volumes and favorable manufacturing costs in the pharmaceutical and beverage and the fine chemicals businesses (totaling $21.7 million), and improved pricing and favorable manufacturing costs in the industrial and mineral products businesses (totaling $41.0 million). These gains were partially offset by the impact of lower volumes in the industrial, alginates and performance chemicals businesses (totaling $14.1 million), unfavorable manufacturing costs in the alginates and performance chemicals businesses (totaling $9.8 million) and by the adverse effect of the stronger U.S. dollar ($6.2 million), primarily in Europe. Operating income in 2001 increased in Europe, Asia-Pacific and Latin America. Excluding the nonrecurring items in each year, operating income decreased in the U.S. by $10.3 million in 2001.

        Interest expense for 2001 was $71.7 million compared with $72.3 million in 2000, as the effect of higher average borrowings, reflecting the debt financing transactions discussed below in "Liquidity and Financial Condition," was offset by the impact of lower average interest rates.

        Investment income in 2001 prior to the corporate restructuring completed in June 2001, as discussed in Note 1 to consolidated financial statements, was $27.5 million. Investment income in 2000 was $144.4 million and included net gains of $123.5 million from the sale of our investments in Dexter Corporation and Life Technologies, Inc. (see Note 5 to consolidated financial statements).

        Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of income and expense. Other expense, net, was $15.9 million in 2001 compared with $18.4 million in 2000. Other expense in 2000 reflected a $2.2 million write-off of receivables from G-I Holdings Inc., a former indirect parent company, which filed a voluntary petition in January 2001 for reorganization under Chapter 11 of the U.S. Bankruptcy Code (see Note 21 to consolidated financial statements).

  Business Segment Review

        A discussion of the operating results for each of our business segments follows. We operate our specialty chemicals business through three reportable business segments, in addition to the mineral products segment. See Notes 18 and 19 to consolidated financial statements for additional business segment and geographic information. Net sales and operating income for the years 2000 and 2001 for the three specialty chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its alginates business based on the markets for its products. Sales and operating income for the alginates business are now included in the personal care, pharmaceutical, food and performance chemicals businesses. Prior to 2002, the sales and operating income of the alginates business represented the food business of the pharmaceutical, food and beverage business segment.

  Personal Care

        Sales for the personal care business segment in 2001 were $196.4 million compared with $189.2 million in 2000, while operating income in 2001 was $34.0 million compared with $33.2 million in 2000. The 4% increase in sales resulted primarily from higher volumes ($8.6 million), mainly in the North American and European hair care markets, reflecting strong mass market sales of hair gels and styling aids, and, to a lesser extent, favorable pricing and mix ($1.9 million). These sales gains were partially offset by lower volumes in the North American skin care market ($3.7 million), reflecting increased competition in the sunscreen and preservative markets, and were also impacted by the adverse effect of the stronger U.S. dollar ($3.3 million), primarily in Europe.

        The increase in operating income in 2001 was attributable to the favorable volumes and pricing and to favorable manufacturing costs (totaling $9.4 million), offset by an unfavorable mix and higher operating expenses (totaling $6.0 million) and the unfavorable effect of the stronger U.S. dollar ($2.3 million), primarily in Europe.

  Pharmaceutical, Food and Beverage

        Sales for the pharmaceutical, food and beverage segment were $227.0 million in 2001 compared with $223.3 million in 2000. Sales for the pharmaceutical and beverage business increased by $14.8 million (9%), reflecting volume growth ($14.7 million) across all regions and, to a lesser extent, favorable pricing and mix ($3.0 million), partially offset by the impact of the stronger U.S. dollar ($2.9 million). The sales growth in pharmaceutical and beverage was primarily the result of strong sales in the excipients and beverage markets, partially offset by lower sales in the oral care market. Sales for the alginates food business decreased in 2001 by $11.1 million due to lower volumes ($9.9 million) and unfavorable pricing and mix ($1.2 million) across all regions due to competitive pressures.

        Operating income for the pharmaceutical, food and beverage segment was $49.9 million in 2001 compared with $47.8 million in 2000. Operating income for the pharmaceutical and beverage business increased 37% in 2001 due to the higher volumes and pricing and to lower manufacturing costs which reflected cost savings from lower natural gas prices. Partially offsetting these improvements was the adverse impact of the stronger U.S. dollar ($2.2 million), primarily in Europe. Operating results for the alginates food business decreased by $11.4 million from 2000, resulting from the lower unit volumes, unfavorable manufacturing costs related to lower production volumes and the impact of unfavorable pricing.

  Performance Chemicals, Fine Chemicals and Industrial

        Sales for the performance chemicals, fine chemicals and industrial segment were $283.1 million for 2001, a decrease of $16.4 million (5%) compared with $299.5 million in 2000, while operating income increased by $12.5 million to $17.1 million in 2001 compared with $4.6 million in 2000. Although all three businesses experienced sales declines in 2001, the decrease in sales was principally attributable to 8% lower industrial sales.

        Sales for the performance chemicals business decreased by $2.5 million (3%) in 2001. The decline in sales resulted from lower volumes ($2.2 million) and the adverse impact of the stronger U.S. dollar in Europe ($1.4 million), offset by favorable pricing and mix ($1.1 million). Operating results for the performance chemicals business decreased by $9.6 million in 2001 due mainly to an unfavorable product mix and higher manufacturing costs and, to a lesser extent, the impact of the lower volumes and the stronger U.S. dollar ($2.5 million).

        Sales for the fine chemicals business decreased by $0.7 million (1.5%) in 2001, while operating income increased by $4.4 million. The lower sales reflected lower volumes related to contract sales to Polaroid, offset by sales of $2.2 million from the FineTech business, which was acquired in the second quarter of 2001 (see Notes 6 and 10 to consolidated financial statements), and by volume increases from other fine chemicals products ($3.5 million). The higher operating income for fine chemicals in 2001 resulted from a significantly improved gross margin due to favorable manufacturing costs, and the favorable impact of the FineTech acquisition, partially offset by increased operating expense ($3.2 million). The gross margin in 2000 for fine chemicals was adversely impacted by higher energy costs and lower plant utilization.

        Sales for the industrial business decreased by $13.3 million (8%) in 2001, with the decrease resulting from lower volumes ($32.5 million) and the adverse impact of the stronger U.S. dollar in Europe ($3.1 million), partially offset by improved pricing and mix ($22.4 million). Operating income for the industrial business improved by $17.7 million in 2001, resulting from the improved pricing and favorable manufacturing costs, reflecting favorable methanol and raw material pricing, partially offset by the impact of unfavorable volumes ($9.7 million) and the impact of the stronger U.S. dollar ($0.8 million).

  Mineral Products

        Sales for the mineral products segment in 2001 were $80.7 million, an $8.8 million (12%) increase compared with sales of $71.9 million in 2000, while operating income increased by $1.3 million (14%) to $10.7 million in 2001. The higher sales resulted from a $4.7 million (38%) increase in third party sales and a $4.1 million (7%) increase in sales to Building Materials Corporation of America, an affiliate. The higher operating income in 2001 reflected the improved volume and favorable manufacturing efficiencies, partially offset by higher natural gas prices and higher operating expenses ($0.7 million) due mainly to an increased provision for doubtful accounts.

Liquidity and Financial Condition

        During 2002, our net cash flow before financing activities was $114.0 million, including $148.5 million of cash generated from operations, the reinvestment of $61.8 million for capital programs and an acquisition (see Note 10 to consolidated financial statements), and $27.3 million of proceeds from the sale of the FineTech business (see Note 6 to consolidated financial statements). Cash generated from a decrease in working capital totaled $30.5 million in 2002, reflecting a $15.2 million decrease in inventories, a $7.8 million decrease in accounts receivable and an $8.7 million net increase in payables and accrued liabilities. The lower inventories resulted from our inventory reduction program that was largely completed in the first half of 2002, while the lower receivables were primarily attributable to a settlement of receivables related to the Polaroid bankruptcy.

        In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to Pharmaceutical Resources Incorporated, which we refer to as "PRI," including our Haifa, Israel-based FineTech, Ltd. research facility and our Columbus, Ohio manufacturing facility. In February 2002, we received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, we announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee, which was recorded as income in the first quarter of 2002 (see Note 6 to consolidated financial statements). Following negotiations with PRI, in April 2002, we sold the Haifa-based research facility and intellectual property to PRI for $32 million, resulting in an additional second quarter pre-tax gain, after expenses, of $5.5 million related to this sale. The net cash proceeds from the sale of the FineTech business totaled $27.3 million.

        In April 2002, we acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, we also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.

        Net cash used in financing activities in 2002 totaled $93.2 million, primarily reflecting a $95.3 million paydown of borrowings under our revolving credit facility and a $2.7 million call premium on the redemption of debt. On January 14, 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003, which we refer to as the "2003 Notes," of which $182.1 million was reflected on our Consolidated Balance Sheet. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt discussed below. In addition, financing activities included a $6.9 million capital contribution from our parent company, International Specialty Holdings Inc.

        As a result of the foregoing factors, cash and cash equivalents increased by $22.5 million during 2002 to $33.3 million.

        As of December 31 2002, our current maturities of long-term debt, scheduled to be repaid during 2003, totaled $2.7 million, including $2.3 million related to the term loan under the Senior Credit Facilities.

        During 2001, we and three of our wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011, which we refer to as the "2011 Notes." The net proceeds from the issuances of the 2011 Notes were used to retire ISP's 9 3/4% Senior Notes due 2002 and the 2003 Notes. The 2011 Notes are guaranteed by substantially all of our domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limitations on our ability and our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

        In June 2001, in a related transaction, we and our three subsidiaries which issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities, which we refer to as the "Senior Credit Facilities", the initial borrowings under which were used to repay amounts outstanding under our previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. As of December 31, 2002, no borrowings and $9.4 million of letters of credit were outstanding under the revolving credit facility. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of our total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2002 on borrowings under the Senior Credit Facilities was 4.7%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. In addition, the Senior Credit Facilities places limitations on our ability and our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. We and substantially all of our domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of our domestic subsidiaries and 66% of the capital stock of some of our foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for our accounts receivable subsidiary and certain immaterial subsidiaries.

        On December 13, 2001, our parent company, International Specialty Holdings, issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes." The 2009 Notes are secured by a first priority lien on all of our outstanding capital stock. The 2009 Notes are structurally subordinated to all liabilities of our subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of our parent company and its subsidiaries, except unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Investco LLC, a wholly owned subsidiary of our parent company, the subsidiaries of ISP Investco, our accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

        Our borrowings are subject to the application of certain financial covenants contained in the Senior Credit Facilities and in the indenture governing the 2011 Notes. As of December 31, 2002, we were in compliance with those covenants, and the application of those covenants would not have restricted available borrowings under the Senior Credit Facilities. The Senior Credit Facilities and the indenture governing the 2011 Notes limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by us. As of December 31, 2001, under the most restrictive of the limitations, we could have paid dividends and other restricted payments of up to $83.7 million. See Note 14 to consolidated financial statements.

        The Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes contain additional affirmative and negative covenants affecting us and some of our subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions and mergers and transfers of all or substantially all of those subsidiaries' assets. Additionally, in the event the holders of the 2009 Notes were to foreclose on our capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of our control. Under the indenture governing the 2011 Notes, if a change of our control occurs, we are obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of our control would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on our financial condition and results of operations.

        Subject to restrictions in our Senior Credit Facilities and the indenture governing the 2011 Notes, we may incur additional debt for working capital, capital expenditures, acquisitions and other purposes.

        Our commercial commitments as of December 31, 2002 are as follows:

	Amount of Commitment Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Senior Credit Facilities:
Term loan	$221.6	$2.3	$4.5	$161.4	$53.4
Revolving credit facility	—	—	—	—	—
Standby letters of credit	9.4	9.4	—	—	—
Lines of credit	0.1	0.1	—	—	—

        The Senior Credit Facilities are comprised of a $225.0 million term loan maturing in 2008 and a $225.0 million revolving credit facility which will terminate in 2006. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit.

        Capital expenditures are expected to be approximately $59.0 million in 2003, primarily for maintenance and compliance expenditures.

        For information with respect to income taxes, see Note 9 to consolidated financial statements.

        We do not believe that inflation has had an adverse effect on our results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

        As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code, and in the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner. As a result, we no longer have a long-term supply contract with Polaroid. These events have negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant.

        We have an operating lease for a sale-leaseback transaction related to equipment at the Freetown facility, which was entered into in 1998. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first renewal term commenced during 2002. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the equipment, currently $35.8 million, reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $5.2 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown equipment since, as an operating lease, the Freetown equipment is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would then perform a review for possible impairment of the Freetown assets based on the provisions of Statement of Financial Accounting Standards No. 144, discussed below. We are working toward increasing the utilization of the Freetown plant and have transferred production of certain personal care products to this facility.

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters. See Note 21 to consolidated financial statements and Item 3, "Legal Proceedings" for further information.

        We have a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. This supplier generates this raw material as a by-product from the manufacture of ethylene. Pricing under the contract is on a fixed basis and we are obligated to purchase a specified amount of acetylene under the contract. This supplier has announced the closure of its facility by the end of June 2003. As a result, we have identified several alternative sources of supply of acetylene for the Texas City facility. The cost of acetylene from these sources will be higher than that paid to the current supplier. Although we believe that these alternative sources of supply will be sufficient for our projected needs, there can be no assurance in this regard.

        We also have a contract with another supplier for the delivery of additional amounts of acetylene to our Texas City facility. We are obligated to purchase a specified amount of acetylene under this contract, which expires June 30, 2003. We have secured an alternative source to this agreement and have entered into a five-year contract under which we are obligated to purchase specified quantities of acetylene. Pricing is fixed with escalators tied to the Producer Price Index.

        The future cost of these non-cancelable take-or-pay contracts is included in the table of contractual obligations shown below, together with other contractual obligations related to debt and leases.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term debt	$625.7	$2.7	$5.3	$161.4	$456.3
Unconditional purchase obligations	8.8	4.5	2.0	2.0	0.3
Operating leases	32.2	9.7	14.2	2.2	6.1
Capital lease obligations	1.3	0.6	0.7	—	—

        We anticipate ongoing pressure on our pricing and revenue related to commodity type butanediol and related solvents and intermediates. A key competitor in this market completed construction of additional production capacity in Europe for these products during the third quarter of 2002. Another competitor is expected to complete construction of additional capacity in Asia during the third quarter of 2003. With the opening of these two facilities, the increase in the supply of these products to the merchant market is anticipated to result in increasing downward pressure on pricing.

        In June 2001, the Financial Accounting Standards Board, which we refer to as "FASB," issued Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. We adopted SFAS No. 142 effective as of January 1, 2002 (see Note 4 to consolidated financial statements).

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, we would then recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The after-tax transition charge of adopting SFAS No. 143 is expected to be less than $2.0 million and will be recorded as the cumulative effect of a change in accounting principle, effective January 1, 2003. The on-going expense on an annual basis resulting from the initial adoption of SFAS No. 143 is estimated to be less than $1.0 million.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 was effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        SFAS No. 144 also establishes accounting and reporting standards for long-lived assets to be disposed of by sale and broadens the provisions of Accounting Principles Board Opinion No. 30 for accounting for discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity. In accordance with SFAS No. 144, assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. While we have no current plans to do so, if we decide in the future to dispose of a component of our company that meets the criteria of SFAS No. 144, that component would be reported as a discontinued operation. SFAS No. 144 had no impact on our consolidated financial statements in 2002.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. We intend to adopt SFAS No. 145 effective January 1, 2003, which will result in the first quarter 2002 Consolidated Statement of Operations being restated to reclassify the pre-tax extraordinary charge of $4.3 million on the early extinguishment of debt to other expense, net.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As we have no plans at this time for any exit or disposal activities, the adoption of SFAS No. 146 will not have any immediate effect on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends disclosure requirements of SFAS No. 123 by requiring disclosure in the "Summary of Significant Accounting Policies" (see Note 2 to consolidated financial statements) of the method used—either the intrinsic value method or the fair value method—to account for stock-based employee compensation and by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We have disclosed the information required by SFAS No. 148 in Note 2 to consolidated financial statements. As discussed in Note 22 to consolidated financial statements, our parent, ISP, completed a going private transaction in the first quarter of 2003. As a result, our stock-based employee compensation plans were terminated, and the provisions of SFAS No. 148 will no longer be applicable to us.

        In November 2002, the FASB issued FASB Interpretation No. 45, which we refer to as "FIN 45," "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party, and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent (as disclosed in Note 14 to consolidated financial statements) is not subject to the initial recognition and measurement provisions of FIN 45 but is subject to its disclosure requirements. We currently do not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed above, the 2011 Notes are guaranteed by all of our domestic subsidiaries, other than certain immaterial subsidiaries and our accounts receivable financing subsidiary.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not have an interest in a variable interest entity. Therefore, FIN 46 will not have an impact on our consolidated financial statements.

  Market-Sensitive Instruments and Risk Management

        We enter into financial instruments in the ordinary course of business in order to manage our exposure to market fluctuations in interest rates and foreign currency rates. The financial instruments we employ to reduce market risk include swaps, forwards and other hedging instruments. The financial instruments are subject to strict internal controls and their use is primarily confined to the hedging of our debt and foreign currency exposure. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations. We control credit risk through credit approvals, limits and monitoring procedures. We do not anticipate nonperformance by counterparties to these instruments.

	December 31, 2001		December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Millions)
Interest rate financial instruments	$100.0	$(3.1)	$—	$—
Foreign currency financial instruments.	17.7	0	10.0	0.1

        All of the financial instruments in the above table have a maturity of less than one year.

        We enter into forward foreign exchange instruments in order to hedge a portion of both our borrowings denominated in foreign currency and transactions related to the operations of our foreign subsidiaries. Forward contract agreements require us and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. All forward contracts are in major currencies with highly liquid markets and mature within one year. Hedging strategies are approved by senior management before they are implemented.

        As of December 31, 2001 and 2002, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $17.7 and $10.0 million, respectively. All foreign exchange contracts outstanding as of December 31, 2001 and 2002 were entered into as a hedge of intercompany loans, representing 100% of our foreign currency exposure with respect to such loans.

        In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and SFAS No. 138 require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, which for qualifying hedges, allow a derivative's gains and losses to offset related results on the hedged item in the statement of operations.

        We adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by us was affected by implementation of these standards. The earnings impact of the transition adjustments related to the initial adoption of the standards was an after-tax loss of $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

        The Senior Credit Facilities include a $225.0 million term loan. We designated interest rate swaps, with a total notional amount of $100 million, as a hedge of our exposure to changes in the Eurodollar rate under the term loan. The interest rate swaps were structured to receive interest based on the Eurodollar rate and pay interest on a fixed rate basis. The interest rate swaps were designated to have a cash flow hedging relationship whereby the interest rate swaps hedged the risk of changes in the Eurodollar rate related to borrowings against the term loan through July 2002. The interest rate swaps were deemed to be highly effective throughout the term of their designation as a cash flow hedge. Those swaps matured in June and July of 2002. During 2002, $1.5 million related to the interest rate swaps was reclassified and charged against interest expense.

        * * *

Forward-looking Statements

        This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

ISP CHEMCO INC.

SELECTED FINANCIAL DATA

        The following information sets forth our selected historical consolidated financial data. We were formed in June 1998 in connection with the merger of International Specialty Products Inc., which we refer to as "ISP", with and into ISP Holdings Inc., which occurred in July 1998. We have prepared the financial data below on a basis which retroactively reflects our formation for all periods presented. The financial data presented below for periods prior to the merger represent the results of the predecessor company to ISP.

	Year Ended December 31,
	1998	1999	2000	2001	2002
			(Thousands)
Operating Data:
Net sales	$784,616	$787,356	$783,941	$787,216	$845,297
Operating income	71,603	146,527	82,300	113,291	127,242
Interest expense	65,550	68,762	72,347	71,688	59,605
Income from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle	28,213	74,862	142,017	53,282	60,813
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	16,831	48,591	92,166	33,210	39,944
Net income (loss)	18,864	73,889	92,166	32,770	(118,290)
Other Data:
Depreciation	$48,872	$48,191	$50,894	$52,684	$57,368
Amortization of goodwill and intangibles	14,875	16,195	16,042	17,080	824
Capital expenditures and acquisitions	163,824	108,926	58,382	101,375	61,809
	December 31,
	1998	1999	2000	2001	2002
			(Thousands)
Balance Sheet Data:
Total working capital	$376,550	$384,448	$310,888	$212,282	$181,396
Total assets	1,718,291	1,805,099	1,923,542	1,698,980	1,335,483
Long-term debt less current maturities	820,717	744,633	449,142	719,557	623,008
Shareholder's equity	513,834	593,877	706,649	426,124	327,898

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of ISP Chemco Inc.:

        We have audited the accompanying consolidated balance sheet of ISP Chemco Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2000 and 2001 consolidated financial statements of ISP Chemco Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the revision described in Note 4 and before the restatement described in Note 18 to the consolidated financial statements, in their report dated February 27, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISP Chemco Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

        As discussed above, the 2000 and 2001 consolidated financial statements of ISP Chemco Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. As described in Note 18, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2000 and 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2000 and 2001 consolidated financial statements. In our opinion, such transitional disclosures for 2000 and 2001 in Note 4 are appropriate and such segment adjustments in Note 18 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 consolidated financial statements of ISP Chemco Inc. and subsidiaries other than with respect to such transitional disclosures and such segment adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP
Short Hills, New Jersey February 14, 2003, except as to Note 22, which is as of February 28, 2003

INFORMATION REGARDING PREDECESSOR
INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

        The following report is a copy of a previously issued report by Arthur Andersen LLP ("Andersen"). The report has not been reissued by Andersen nor has Andersen consented to its inclusion in this Annual Report on Form 10-K. The 2000 and 2001 financial statements have been revised to include transitional disclosures to reflect the effects of the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and have been restated to conform to the 2002 composition of reportable segments. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of income, shareholder's equity and cash flows for the year ended December 31, 1999, which are no longer included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ISP Chemco Inc.:

        We have audited the accompanying consolidated balance sheets of ISP Chemco Inc. (formerly known as ISP Opco Holdings Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above, appearing on pages F-13 to F-53 of this Form 10-K, present fairly, in all material respects, the financial position of ISP Chemco Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Roseland, New Jersey February 27, 2002

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Net sales	$783,941	$787,216	$845,297
Cost of products sold	(514,599)	(500,837)	(551,382)
Selling, general and administrative	(156,571)	(158,079)	(171,226)
(Provision) benefit for restructuring	(14,429)	471	—
Other operating gains and charges, net	—	1,600	5,377
Amortization of goodwill and intangibles	(16,042)	(17,080)	(824)

Operating income	82,300	113,291	127,242
Interest expense	(72,347)	(71,688)	(59,605)
Investment income, net	144,356	27,549	—
Other nonoperating gains	6,106	—	—
Other expense, net	(18,398)	(15,870)	(6,824)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	142,017	53,282	60,813
Income taxes	(49,851)	(20,072)	(20,869)

Income before extraordinary item and cumulative effect of change in accounting principle	92,166	33,210	39,944
Extraordinary item—loss on early retirement of debt, net of income tax benefit of $1,460	—	—	(2,834)
Cumulative effect of change in accounting principle, net of income tax benefit of $216 in 2001	—	(440)	(155,400)

Net income (loss)	$92,166	$32,770	$(118,290)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,830	$33,291
Restricted cash	182,130	—
Accounts receivable, trade, less allowance of $5,472 and $6,022 at December 31, 2001 and 2002, respectively	86,611	79,780
Accounts receivable, other	21,171	15,371
Receivable from related parties, net	11,599	12,412
Inventories	190,582	176,217
Deferred income tax assets	32,929	34,687
Prepaid expenses	8,624	9,822

Total Current Assets	544,476	361,580
Property, plant and equipment, net	556,725	565,441
Goodwill, net of accumulated amortization of $180,486	497,402	325,706
Intangible assets	15,167	9,442
Long-term receivable from related party	28,583	30,298
Other assets	56,627	43,016

Total Assets	$1,698,980	$1,335,483

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$143	$144
Current maturities of long-term debt	184,500	2,732
Accounts payable	43,719	53,205
Accrued liabilities	93,895	89,902
Income taxes payable	9,937	34,201

Total Current Liabilities	332,194	180,184

Long-term debt less current maturities	719,557	623,008

Deferred income taxes	105,675	100,715

Other liabilities	115,430	103,678

Commitments and Contingencies
Shareholder's Equity:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	390,989	398,023
Retained earnings (accumulated deficit)	67,164	(51,126)
Accumulated other comprehensive loss	(32,029)	(18,999)

Total Shareholder's Equity	426,124	327,898

Total Liabilities and Shareholder's Equity	$1,698,980	$1,335,483

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Cash and cash equivalents, beginning of year	$21,324	$14,763	$10,830

Cash provided by (used in) operating activities:
Net income (loss)	92,166	32,770	(118,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item	—	—	2,834
Cumulative effect of change in accounting principle	—	440	155,400
Gain on sale of assets	—	—	(5,468)
Write-off of deferred costs	—	—	7,567
Provision (benefit) for restructuring	14,429	(471)	—
Depreciation	50,894	52,684	57,368
Amortization of goodwill and intangibles	16,042	17,080	824
Deferred income taxes	12,053	(5,785)	11,903
Unrealized (gains) losses on securities and other short-term investments	(5,220)	1,039	—
(Increase) decrease in working capital items	8,685	(60,092)	30,495
Purchases of trading securities	(442,895)	(217,335)	—
Proceeds from sales of trading securities	292,339	376,292	—
Proceeds (repayments) from sale of accounts receivable	(2,485)	(423)	4,268
(Increase) decrease in other assets	5,728	(573)	(1,771)
Increase (decrease) in other liabilities	677	(3,693)	(5,585)
Other (increase) decrease in property, plant and equipment	10,458	6,789	(6,869)
(Increase) decrease in receivable from related parties	6,240	4,205	(2,372)
Change in cumulative translation adjustment	(8,268)	(5,186)	15,791
Other, net	2,964	3,909	2,443

Net cash provided by operating activities	53,807	201,650	148,538

Cash used in investing activities:
Capital expenditures and acquisitions	(58,382)	(101,375)	(61,809)
Proceeds from sale of assets	—	—	27,271
Purchases of available-for-sale securities	(430,789)	(121,299)	—
Proceeds from sales of available-for-sale securities	437,978	19,700	—
Proceeds from sales of other short-term investments	—	12,529	—

Net cash used in investing activities	(51,193)	(190,445)	(34,538)

Cash provided by (used in) financing activities:
Increase (decrease) in short-term debt	70,230	(108,510)	1
Proceeds from issuance of debt	—	628,332	—
Decrease in borrowings under revolving credit facility	(99,000)	(100,750)	(95,250)
Repayments of long-term debt	(10,615)	(245,982)	(183,466)
Call premium on redemption of debt	—	—	(2,734)
Borrowings (repayments) with parent company	29,550	28,915	—
(Increase) decrease in restricted cash	—	(182,130)	182,130
Debt issuance costs	—	(15,506)	(790)
Effect of Restructuring—transfer of cash to ISP Investco LLC	—	(22,220)	—
Dividends and distributions to parent company	(25,000)	(35,000)	—
Capital contribution from parent company	25,518	38,209	6,891

Net cash used in financing activities	(9,317)	(14,642)	(93,218)

Effect of exchange rate changes on cash	142	(496)	1,679

Net change in cash and cash equivalents	(6,561)	(3,933)	22,461

Cash and cash equivalents, end of year	$14,763	$10,830	$33,291

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
Accounts receivable	$(301)	$3,265	$7,762
Inventories	(4,459)	(34,466)	15,169
Prepaid expenses	280	(340)	(1,161)
Accounts payable	(6,479)	(14,941)	9,667
Accrued liabilities	(2,322)	(84)	(6,303)
Income taxes	21,966	(13,526)	5,361

Net effect on cash from (increase) decrease in working capital items	$8,685	$(60,092)	$30,495

Cash paid during the period for:
Interest (net of amount capitalized)	$80,258	$46,744	$60,316
Income taxes paid (including taxes paid pursuant to the Tax Sharing Agreement)	28,696	41,643	4,198
Acquisition of FineTech Ltd.:
Fair market value of assets acquired		$26,575
Purchase price of acquisition		22,450

Liabilities assumed		$4,125

Acquisition of industrial biocides business:
Fair market value of assets acquired		$25,879
Purchase price of acquisition		25,879

Liabilities assumed		$—

Acquisition of mineral products facility:
Fair market value of assets acquired			$11,421
Purchase price of acquisition			11,421

Liabilities assumed			$—

*
Working capital items exclude cash and cash equivalents, restricted cash, short-term debt and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 11); such proceeds are reflected separately in cash from operating activities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 1999	$599,736	$(8,087)	$2,228
Comprehensive income, year ended December 31, 2000:
Net income	—	—	92,166	$92,166

Other comprehensive income, net of tax:
Unrealized holding gains, net of income taxes of $68,174	—	137,065	—	137,065
Less: Reclassification adjustment for gains included in net income, net of income taxes of $52,364	—	108,851	—	108,851

Unrealized gains on available-for-sale securities	—	28,214	—	28,214
Translation adjustment	—	(8,126)	—	(8,126)

Comprehensive income				$112,254

Dividends and distributions to parent company	—	—	(25,000)
Capital contribution from parent company	25,518	—	—

Balance, December 31, 2000	$625,254	$12,001	$69,394
Comprehensive income (loss), year ended December 31, 2001:
Net income	—	—	32,770	$32,770

Other comprehensive losses, net of tax:
Unrealized holding losses, net of income tax benefit of $39,099	—	(74,884)	—	(74,884)
Less: Reclassification adjustment for losses included in net income, net of income tax benefit of $7,687	—	(574)	—	(574)
Effect of Restructuring	—	40,290	—	40,290

Unrealized losses on available-for-sale securities	—	(34,020)	—	(34,020)

Change in unrealized losses on derivative hedging instruments—cash flow hedges:
Net derivative losses, net of tax effect of $1,189	—	(2,198)	—	(2,198)
Less: Reclassification adjustment for losses included in net income, net of tax effect of $667	—	(1,234)	—	(1,234)

Unrealized losses on derivative hedging instruments	—	(964)	—	(964)

Translation adjustment	—	(5,682)	—	(5,682)
Effect of Restructuring	—	(3,364)	—	(3,364)

Net translation adjustment for the year	—	(9,046)	—	(9,046)

Comprehensive loss				$(11,260)

Effect of Restructuring	(272,644)	—	—
Dividends and distributions to parent company	—	—	(35,000)
Capital contribution from parent company	38,209	—	—
Compensation related to ISP restricted stock awards	66	—	—
Compensation related to ISP stock options issued as incentives	104	—	—

Balance, December 31, 2001	$390,989	$(32,029)	$67,164
Comprehensive income (loss), year ended December 31, 2002:
Net loss	—	—	(118,290)	$(118,290)

Other comprehensive income (loss), net of tax:
Change in unrealized losses on derivative hedging instruments—cash flow hedges:
Net derivative losses, net of income tax benefit of $12	—	(22)	—	(22)
Less: Reclassification adjustment for losses included in net loss, net of income tax benefit of $534	—	(986)	—	(986)

Change in unrealized losses on derivative hedging instruments	—	964	—	964

Translation adjustment	—	17,470	—	17,470
Additional minimum pension liability adjustment, net of tax effect of $3,173	—	(5,404)	—	(5,404)

Comprehensive loss				$(105,260)

Capital contribution from parent company	6,891	—	—
Compensation related to ISP stock options issued as incentives	143	—	—

Balance, December 31, 2002	$398,023	$(18,999)	$(51,126)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Formation of the Company, Merger of International Specialty Products Inc. into ISP Holdings Inc. and Corporate Restructuring

        On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings Inc. ("ISP Holdings"). In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. ("ISP"). In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of ISP, and the outstanding shares of Old ISP's common stock which were held by ISP Holdings were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of ISP.

        ISP Opco Holdings Inc., which changed its name on June 5, 2001 to ISP Chemco Inc. (the "Company"), an indirect wholly owned subsidiary of ISP, was formed on June 24, 1998 in connection with the Merger and 100 shares of its common stock were issued to ISP. At the time of the Merger, substantially all of the assets and liabilities of Old ISP were transferred to the Company. The accompanying Consolidated Financial Statements have been prepared on a basis which retroactively reflects the formation of the Company, as discussed above, for all periods presented. The net income presented up to the date that the Company was formed has been reflected as dividends and/or distributions to ISP.

        In connection with the financing transactions discussed in Note 14, ISP completed a restructuring (the "Restructuring") of its business in June 2001 in order to separate its investment assets from its specialty chemicals business. As part of the Restructuring, the Company transferred net assets of approximately $235.7 million, consisting of all of its investment assets, totaling $336.7 million, associated short-term debt and the outstanding stock of certain subsidiaries to a newly formed parent company, International Specialty Holdings Inc., a wholly owned subsidiary of ISP, which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC ("ISP Investco"). Subsequent to the completion of these transactions, the Company's assets consist solely of those related to ISP's specialty chemicals business.

        The Company is engaged principally in the manufacture and sale of a wide range of specialty chemicals and mineral products. See Notes 18 and 19 for a description of and financial information relating to the Company's business segments and foreign and domestic operations.

Note 2. Summary of Significant Accounting Policies

  Principles of Consolidation

        All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

  Financial Instruments

        The fair value of cash and cash equivalents, including money market funds, receivables and short-term debt approximate their carrying value due to their short-term nature. See Note 14 for a discussion of the Company's long-term debt. The following table summarizes the notional and fair values of the Company's financial instruments.

	December 31, 2001		December 31, 2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Millions)
Interest rate financial instruments	$100.0	$(3.1)	$—	$—
Foreign currency financial instruments	17.7	0	10.0	0.1

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

  Inventories

        Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for substantially all domestic acetylene-based finished goods and work-in-process and the raw materials to produce these products. All other inventories are valued on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $5,000 are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Capitalized interest charges amounted to $751,000, $355,000 and $157,000 for 2000, 2001 and 2002, respectively. See Note 3 for a discussion of a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

  Plant Turnaround Costs

        Plant turnarounds are scheduled periodically to complete plant maintenance and replenish catalyst that is utilized in the chemical processes and which has a limited life. Costs related to these turnarounds are charged to operations in the year they are incurred.

  Foreign Exchange Contracts

        The Company enters into forward foreign exchange instruments in order to hedge a portion of both its borrowings denominated in foreign currency and transactions related to the operations of foreign subsidiaries. All forward contracts are reflected on the Company's Consolidated Balance Sheets at their fair market value.

        Forward contract agreements require the Company and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. The market value of such contracts varies with changes in the market exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward contract agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company does not generally require collateral or other security to support these financial instruments.

        As of December 31, 2001 and 2002, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $17.7 and $10.0 million, respectively. All foreign exchange contracts outstanding as of December 31, 2001 and 2002 were entered into as a hedge of intercompany loans, representing 100% of the Company's foreign currency exposure with respect to such loans. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. See "Derivatives and Hedging" below.

        The Company continually monitors its risk from the effects of foreign currency fluctuations on its operations and on the derivative products used to hedge its risk. The Company utilizes real-time, on-line foreign exchange data as well as evaluation of economic information provided by financial institutions. Mark-to-market valuations are made on a regular basis. Hedging strategies are approved by senior management before being implemented.

  Derivatives and Hedging

        In 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and SFAS No. 138 require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, which for qualifying hedges, allow a derivative's gains and losses to offset related results on the hedged item in the Consolidated Statement of Operations.

        The Company adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by the Company was affected by implementation of these standards. The earnings impact of the transition adjustments related to the initial adoption of the standards was an after-tax loss of approximately $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

        At the date the derivative is designated as a hedge, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the nature of the risk being hedged, item being hedged, the hedging instrument, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items.

        As discussed in Note 14, in June 2001, the Company entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the Eurodollar rate under the term loan. The interest rate swaps were structured to receive interest based on the Eurodollar rate and pay interest on a fixed rate basis. The interest rate swaps were designated to have a cash flow hedging relationship whereby the interest rate swaps hedged the risk of changes in the Eurodollar rate related to borrowings against the term loan through July 2002. Those swaps matured in June and July of 2002. The interest rate swaps were deemed to be highly effective throughout the term of their designation as a cash flow hedge. During 2002, $1.5 million related to the interest rate swaps was reclassified and charged against interest expense.

        Derivatives held by the Company not designated as hedging instruments include total return equity swaps and forward foreign exchange instruments. These derivatives are being marked-to-market each period, with unrealized gains and losses included in results of operations. The total return equity swaps are held for investment income purposes. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.

  Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. The effects of these translation adjustments are reported in a separate component of shareholder's equity, "Accumulated other comprehensive loss," and amounted to $(31.1) and $(13.6) million as of December 31, 2001 and 2002, respectively. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, principally related to the revaluation of payables and receivables, are included in other expense, net, and amounted to $(1.7), $(4.2) and $2.2 million in 2000, 2001 and 2002, respectively.

  Goodwill

        Goodwill, which arose principally from both the 1989 management-led buyout of the predecessor company to the Company's former parent company, G-I Holdings Inc., and as a result of the Merger (see Note 1), was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See also Notes 3 and 4.

  Intangible Assets

        The Company's intangible assets at December 31, 2002 were acquired in the acquisition of the Company's biocides business as of December 31, 2001 (see Note 10). Intangible assets with a finite life are amortized on a straight-line basis over the estimated useful lives of the assets and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 3 for a discussion of SFAS No. 144). Intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The useful lives of all intangible assets are evaluated each reporting period to determine if a revision is warranted.

  Revenue Recognition

        For sales of specialty chemicals products, revenue is primarily recognized at the time products are shipped to the customer. Products are primarily shipped Free on Board, or "FOB," shipping point and title and risk of loss passes to the customer at the time of shipment. Normal terms for sales of specialty chemicals are 30 days net. There are no special conditions for sales that occur through third party distributors.

        For sales of mineral products, revenue is recognized at the time products are shipped to the customer. Products are shipped FOB shipping point and title and risk of loss passes to the customer at the time of shipment. Normal terms for sales of mineral products include a 1% discount if payment is made not later than the 15th of the month following date of sale.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a provision for income taxes and/or foreign withholding taxes on the cumulative earnings of foreign subsidiaries, net of any available foreign tax credits. The Company and its subsidiaries are included in a consolidated Federal income tax return filed by ISP and have entered into tax sharing agreements with ISP and with its parent company, International Specialty Holdings Inc. (see Note 9).

  Shipping and Handling Costs

        Shipping and handling costs included in "Selling, general and administrative" expenses amounted to $30.3, $29.1 and $31.2 million for 2000, 2001 and 2002, respectively.

  Debt Issuance Costs

        Debt issuance costs are amortized to expense over the life of the related debt. Unamortized debt issuance costs of $15.5 and $12.7 million are included in "Other assets" in the Consolidated Balance Sheets at December 31, 2001 and 2002, respectively.

  Research and Development

        Research and development costs are charged to operations as incurred and amounted to $25.6, $25.4 and $26.0 million for 2000, 2001 and 2002, respectively. Such amounts are classified as "Selling, general and administrative" expenses in the accompanying Consolidated Statements of Operations.

  Stock-based Employee Compensation

        The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. For stock options granted pursuant to ISP's stock option plans for which the exercise price equaled the fair market value on the date of grant, the Company used the intrinsic value method to account for compensation expense. For options granted for which the exercise price was less than the fair market value on the date of grant, compensation expense was recorded over the vesting period for the difference between the exercise price and the fair value on the date of grant. See also Notes 16 and 22.

        If the Company had elected to recognize compensation cost based on the fair value of awards under ISP's stock option plans at grant dates, the Company's pro forma net income (loss) for the years 2000, 2001 and 2002 would have been $89.9, $31.3 and $(119.2) million, respectively. A reconciliation of net income (loss), as reported, and pro forma net income (loss) using the fair value method follows:

	Year Ended December 31,
	2000	2001	2002
	(Millions)
Net income (loss), as reported (1)	$92.2	$32.8	$(118.3)
Less: Stock-based compensation cost using fair value method, net of tax effect	(2.3)	(1.5)	(0.9)

Pro forma net income (loss) using fair value method	$89.9	$31.3	$(119.2)

(1)
Net income (loss), as reported, includes stock-based employee compensation cost, net of tax effect, of $0.3, $0.4 and $0.1 million for the years 2000, 2001 and 2002, respectively.

        The fair value of ISP's stock options used to compute pro forma net income is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 56% for options granted in 2002 and 24% for options granted prior to 2002; and dividend yield of 0%.

  Environmental Liability

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability with respect to such environmental matters, and certain other environmental compliance expenses, as of December 31, 2001 and 2002, was $26.6 and $22.4 million, respectively, before reduction for insurance recoveries reflected on its Consolidated Balance Sheets of $21.7 and $24.0 million, respectively. The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other assets." See Note 21 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), unrealized gains and losses from derivative hedging instruments, net of income tax effect, foreign currency translation adjustments and additional minimum pension liability adjustments. The Company has chosen to disclose Comprehensive Income (Loss) in the Consolidated Statements of Shareholder's Equity.

        Changes in the components of "Accumulated other comprehensive income (loss)" for the years 2000, 2001 and 2002 are as follows:

	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Losses on Derivative Hedging Instruments	Cumulative Foreign Currency Translation Adjustment	Additional Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 1999	$5,806	$—	$(13,893)	$—	$(8,087)
Change for the year 2000	28,214	—	(8,126)	—	20,088

Balance, December 31, 2000	$34,020	$—	$(22,019)	$—	$12,001
Change for the year 2001	(34,020)	(964)	(9,046)	—	(44,030)

Balance, December 31, 2001	$—	$(964)	$(31,065)	$—	$(32,029)
Change for the year 2002	—	964	17,470	(5,404)	13,030

Balance, December 31, 2002	$—	$—	$(13,595)	$(5,404)	$(18,999)

  Reclassifications

        Certain amounts in the 2000 and 2001 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

Note 3. New Accounting Standards

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company adopted SFAS No. 142 effective as of January 1, 2002 (see Note 4).

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 was effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        SFAS No. 144 also establishes accounting and reporting standards for long-lived assets to be disposed of by sale and broadens the provisions of Accounting Principles Board Opinion No. 30 for accounting for discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity. In accordance with SFAS No. 144, assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. While the Company has no current plans to do so, if it decides in the future to dispose of a component of the Company that meets the criteria of SFAS No. 144, that component would be reported as a discontinued operation. SFAS No. 144 had no impact on the Company's Consolidated Financial Statements in 2002.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The Company intends to adopt SFAS No. 145 effective January 1, 2003, which will result in the first quarter 2002 Consolidated Statement of Operations being restated to reclassify the pre-tax extraordinary charge of $4.3 million on the early extinguishment of debt to other expense, net.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As the Company has no plans at this time for any exit or disposal activities, the adoption of SFAS No. 146 will not have any immediate effect on the Company's Consolidated Financial Statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends disclosure requirements of SFAS No. 123 by requiring disclosure in the "Summary of Significant Accounting Policies" (see Note 2) of the method used—either the intrinsic value method or the fair value method—to account for stock-based employee compensation and by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has disclosed the information required by SFAS No. 148 in Note 2. See Note 22 for a subsequent event affecting the Company's stock-based compensation plans.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent (as disclosed in Note 14) is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. The Company currently does not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed in Note 14, the Company's 10 1/4% Senior Subordinated Notes due 2011 are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after

January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not have an interest in a variable interest entity. Therefore, FIN 46 will not have an impact on the Company's Consolidated Financial Statements.

Note 4. Goodwill and Intangible Assets

        The Company adopted SFAS No. 142 effective as of January 1, 2002. In accordance with the provisions of SFAS No. 142 (see Note 3), goodwill is no longer amortized but is subject to at least an annual assessment for impairment. Accordingly, the Company completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with the reporting units included in the Company's Performance Chemicals, Fine Chemicals and Industrial business segment.

        The method of determining the loss followed the requirements of SFAS No. 142, under which the fair value of each reporting unit was compared with its carrying amount. An independent appraisal firm used both a present value technique and an analysis of comparable publicly traded chemical companies to determine fair value. The two methods were then correlated by the appraiser based on the relevance and reliability of the two approaches. While the present value technique was only one of the two methods utilized, for that method the independent appraisal firm started with the Company's internal budgets and projections already reviewed and utilized by ISP's Board of Directors. An appropriate terminal value was determined based on the final year's anticipated operating results. Inasmuch as the present value technique looks at future cash flows, interest expense was included in the anticipated cash flows. The independent appraiser utilized a discount rate based on the chemical industry's weighted average cost of capital.

        The Company's annual test for impairment was conducted in the fourth quarter of 2002 based upon the September 29, 2002 balance sheet. This test did not result in any additional impairment charge.

        Presented below is a reconciliation showing "Income before extraordinary item and cumulative effect of change in accounting principle" and "Net income (loss)", as reported in the Consolidated Statements of Operations and as adjusted to exclude amortization of goodwill.

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Income before extraordinary item and cumulative effect of change in accounting principle, as reported	$92,166	$33,210	$39,944
Add back: goodwill amortization	16,042	16,497	—

Adjusted income before extraordinary item and cumulative effect of change in accounting principle	$108,208	$49,707	$39,944

Net income (loss), as reported	$92,166	$32,770	$(118,290)
Add back: goodwill amortization	16,042	16,497	—

Adjusted net income (loss)	$108,208	$49,267	$(118,290)

        The changes in the carrying amount of goodwill for each of the Company's business segments for the year ended December 31, 2002 are as follows.

	Personal Care	Pharmaceutical, Food and Beverage	Performance Chemicals, Fine Chemicals and Industrial	Mineral Products	Total Goodwill
	(Thousands)
Balance, January 1, 2002	$120,022	$154,145	$171,696	$51,539	$497,402
Impairment loss	—	—	(155,400)	—	(155,400)
Purchase accounting adjustment related to the acquisition of the biocides business	—	—	(1,170)	—	(1,170)
Goodwill reduction related to the sale of FineTech	—	—	(15,126)	—	(15,126)

Balance, December 31, 2002	$120,022	$154,145	$—	$51,539	$325,706

        The purchase accounting adjustment of $1.2 million in the table above resulted from the final valuation of the biocides business during 2002, reflecting a reassessment of the values assigned to goodwill, intangible assets and property, plant and equipment.

        Intangible assets at December 31, 2001 included $6.3 million related to the biocides business which was acquired on December 31, 2001 and $8.9 million related to the FineTech business which was acquired in June 2001 (see Note 10). The portion of the FineTech business acquired in June 2001 was sold in April 2002 (see Note 6) and the intangible assets related to this business were included in the determination of the gain from such sale. Following is information as of December 31, 2001 and 2002 related to the Company's acquired intangible assets:

		December 31, 2001		December 31, 2002
	Range of Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Thousands)
Amortized intangible assets:
FineTech:
Intellectual property	20 years	$6,000	$(175)	$—	$—
Non-compete agreements	5 years	3,500	(408)	—	—

Total FineTech		9,500	(583)	—	—

Biocides business:
Patents	5-20 years	3,750	—	669	(57)
Non-compete agreements	2- 5 years	1,000	—	1,571	(485)
EPA registrations	5 years	—	—	167	(33)

Total biocides		4,750	—	2,407	(575)

Total amortized intangible assets		14,250	(583)	2,407	(575)

Unamortized intangible assets:
Biocides business:
Trademarks		1,500	—	2,962	—
EPA registrations		—	—	4,648	—

Total unamortized intangible assets		1,500	—	7,610	—

Total intangible assets		$15,750	$(583)	$10,017	$(575)

(Thousands)
Aggregate amortization expense:
Year ended December 31, 2001	$583
Year ended December 31, 2002	824
Estimated amortization expense:
Year ended December 31,
2003	$575
2004	290
2005	290
2006	290
2007	26

Note 5. Short-term Investments and Investment Income

        As discussed in Note 1, as part of the Restructuring, the Company transferred all of its investment assets, totaling $336.7 million, to a newly formed parent company, International Specialty Holdings Inc., which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC. The Senior Credit Facilities discussed in Note 14 prohibit the Company from investing in equity securities in excess of $5.0 million.

        Investment income, net, totaled $144.4 and $27.5 million in 2000 and 2001, respectively. Investment income in 2000 included net realized gains, after expenses, of $123.5 million related to the sale of the Company's investments in Dexter Corporation and Life Technologies, Inc. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

        Investment income is comprised of the following:

	Year Ended December 31,
	2000	2001
	(Thousands)
Sales of available-for sale securities:
Gross realized gains	$175,523	$901
Gross realized losses	(14,308)	(1,786)
Realized and unrealized gains (losses), net, on trading securities and other short-term investments	(10,658)	29,352
Interest and dividend income	4,551	1,643
Investment-related expenses	(10,752)	(2,561)

Investment income net	$144,356	$27,549

Note 6. Other Operating Gains and Charges, Net, and Nonoperating Gains

        Other operating gains and charges, net, in 2001 and 2002 are comprised of the following:

	Year Ended December 31,
	2001	2002
	(Thousands)
Write-off of deferred costs	$—	$(7,567)
Gain on sale of assets	—	5,468
Gain on contract termination	—	2,832
Gain on contract settlement	—	3,928
Gain on insurance claim	1,600	716

Other operating gains and charges, net	$1,600	$5,377

        The Company has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the Company's Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than the Company's previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. As a result of the Company's change in development strategy for the Linden property, in 2002, the Company wrote off $7.6 million of deferred costs related to the development of the hazardous waste facility. The net book value at December 31, 2002 of the remaining Linden assets held for future use was $16.1 million, primarily the cost of the land.

        In December 2001, the Company entered into a letter agreement to sell its pharmaceutical fine chemicals business to Pharmaceutical Resources Incorporated ("PRI"), including its Haifa, Israel-based

FineTech, Ltd. research facility and its Columbus, Ohio manufacturing facility. In February 2002, the Company received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, the Company announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, the Company received a $3.0 million break-up fee. Accordingly, the Company recognized a first quarter 2002 pre-tax gain of $2.8 million, representing the total cash received in February and March of $3.25 million less related expenses of $0.4 million. Following negotiations with PRI, in April 2002, the Company sold the Haifa-based research facility and intellectual property to PRI for $32 million. The Company recorded an additional second quarter pre-tax gain, after expenses, of $5.5 million related to this sale.

        In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the fine chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized.

        In 2001, the Company recorded a $1.6 million gain on an insurance claim related to an industrial accident in 2001 at one of the Company's manufacturing facilities. Upon the receipt of cash, an additional $0.7 million gain was recorded in 2002.

        In 2000, the Company received $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Company's Mineral Products segment. Also in 2000, the Company received a $2.6 million insurance settlement related to environmental insurance litigation. The total gains of $6.1 million were recorded as other nonoperating gains in 2000. Such gains were recorded as nonoperating since they were not related to the current operations of the Company.

Note 7. (Provision) Benefit for Restructuring

        As part of a 1998 restructuring program, the Company wrote down to fair value the butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities. In December 2000, the Company shut down production at the Seadrift facility and shut down production of butanediol at the Texas City facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, as detailed below. Also, in connection with the relocation of certain of the Company's production lines for personal care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, as detailed below.

        The components of the $14.4 million provision for restructuring in 2000 are as follows:

	Belleville	Texas City/ Seadrift
	(Millions)
Write-off of production assets	$10.4	$0.4
Accrual for severance costs	0.9	0.7
Accrual for decommissioning and remediation	—	1.4
Accrual for other related costs	0.6	—

Total provision	$11.9	$2.5

        Of the total $14.4 million restructuring provision, $3.6 million represented cash costs to be incurred, including severance costs of $0.9 million in connection with the termination of 33 plant management, supervisors and operators at the Belleville plant and severance costs of $0.7 million in connection with the termination of 10 supervisors and operators at the Texas City and Seadrift plants.

        In 2001, $1.1 million of severance and other payments were charged against the Belleville reserve and $0.4 million of this reserve was reversed, representing an excess severance reserve and reserve for other related costs. This program was completed in the fourth quarter of 2001. In 2001, $2.0 million of severance and other payments were charged against the Texas City/Seadrift reserve and $0.1 million of this reserve was reversed, representing an excess severance reserve. This program was completed in the fourth quarter of 2001.

Note 8. Other Expense, Net

        Other expense, net, comprises foreign exchange gains (losses) resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other expenses that are not associated with ongoing operations or that are caused by events not reflective of the Company's normal business activities. Other expense, net, is comprised of the following:

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Foreign exchange gains (losses)	$(1,691)	$(4,211)	$2,222
Financing costs on sale of accounts receivable (see Note 11)	(2,342)	(1,886)	(995)
Environmental provision relating to discontinued operations	(2,662)	(2,500)	(1,184)
Write-off of receivables from G-I Holdings Inc. (see Note 21)	(2,193)	—	—
Legal fees and related costs	(2,553)	(2,463)	(3,131)
Miscellaneous other nonoperating expenses	(6,957)	(4,810)	(3,736)

Other expense, net	$(18,398)	$(15,870)	$(6,824)

Note 9. Income Taxes

        The provision for income taxes is based on income before income taxes, extraordinary item and cumulative effect of change in accounting principle, as reported for financial statement purposes, and is comprised of the following:

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
United States	$106,843	$37,701	$35,156
Foreign	35,174	15,581	25,657

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	$142,017	$53,282	$60,813

        Income tax (provision) benefit consists of the following:

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Federal:
Current	$(20,028)	$(17,289)	$(2,192)
Deferred	(20,648)	5,861	(12,340)

Total Federal	(40,676)	(11,428)	(14,532)

Foreign:
Current	(17,466)	(7,728)	(6,239)
Deferred	9,076	416	692

Total foreign	(8,390)	(7,312)	(5,547)

State and local:
Current	(304)	(840)	(535)
Deferred	(481)	(492)	(255)

Total state and local	(785)	(1,332)	(790)

Income tax provision	$(49,851)	$(20,072)	$(20,869)

        The differences between the income tax provision computed by applying the statutory Federal income tax rate to income before income taxes, extraordinary item and cumulative effect of change in accounting principle, and the income tax provision reflected in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Statutory tax provision	$(49,706)	$(18,649)	$(21,285)
Impact of:
Foreign operations	3,730	4,891	(2,954)
State and local taxes, net of Federal benefits	(511)	(866)	(513)
Extraterritorial income exclusion benefit	—	—	4,200
Nondeductible goodwill amortization	(5,616)	(5,774)	—
Percentage depletion	1,521	659	1,403
Other, net	731	(333)	(1,720)

Income tax provision	$(49,851)	$(20,072)	$(20,869)

        The components of the net deferred tax liability are as follows:

	December 31,
	2001	2002
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$108,187	$120,581
Other	13,091	2,206

Total deferred tax liabilities	121,278	122,787

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	(30,774)	(29,935)
Other	(17,758)	(26,824)

Total deferred tax assets	(48,532)	(56,759)

Net deferred tax liability	72,746	66,028
Deferred tax assets reclassified to current assets	32,929	34,687

Noncurrent deferred tax liability	$105,675	$100,715

        Although realization is not assured, the Company believes that it is more likely than not that all of its deferred tax assets will be realized.

        In connection with the Restructuring, the Company entered into a tax sharing agreement with its parent company, International Specialty Holdings Inc., with respect to the payment of Federal income taxes and certain related matters. The tax sharing agreement is substantially similar to the tax sharing agreement described below. The Company and its domestic subsidiaries are a party to a Tax Sharing Agreement with ISP with respect to the payment of Federal income taxes and certain related matters dated as of January 1, 1997 (the "1997 Tax Sharing Agreement"). During the term of the 1997 Tax Sharing Agreement, which extends as long as the Company or any of its domestic subsidiaries, as the case may be, are included in a consolidated Federal income tax return filed by ISP or a successor entity, the Company is obligated to pay to ISP an amount equal to those Federal income taxes the Company would have incurred if, subject to certain exceptions, the Company (on behalf of itself and its domestic subsidiaries) filed its own consolidated Federal income tax return. These exceptions include, among others, that the Company may utilize certain favorable tax attributes, i.e., losses, deductions and credits (except for a certain amount of foreign tax credits and, in general, net operating losses), only at the time such attributes reduce the Federal income tax liability of ISP and its consolidated subsidiaries (the "ISP Group"); and that the Company may carry back or carry forward its favorable tax attributes only after taking into account current tax attributes of the ISP Group. In general, subject to the foregoing limitations, unused tax attributes carry forward for use in reducing amounts payable by the Company to ISP in future years. Subject to certain exceptions, actual payment for such attributes will be made by ISP to the Company only when ISP receives an actual refund of taxes from the Internal Revenue Service (the "IRS") or, under certain circumstances, the earlier of the dates of the filing of Federal income tax returns of the Company for taxable years of the Company following the last taxable year in which it was a member of the ISP Group. Foreign tax credits not utilized by the Company in computing its tax sharing payments will be refunded by ISP to the Company, if such credits expire unutilized, upon the termination of the statute of limitations for the year of expiration.

        The 1997 Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local taxes. Under the 1997 Tax Sharing Agreement, ISP makes all decisions with respect to all matters relating to taxes of the ISP Group. The provisions of the 1997 Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the Company is a member of the ISP Group for Federal income tax purposes.

        The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of the consolidated group that included G-I Holdings Inc. (the "G-I Holdings Group"). Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated Federal income tax returns of the G-I Holdings Group. Therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997. ISP remains obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to such date. Among other things, those tax sharing agreements provide for the sharing of the G-I Holdings Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to G-I Holdings equal to ISP's allocable share of the G-I Holdings Group's consolidated tax liability.

        On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If such proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in an amount of approximately $270 million. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. See Note 21.

Note 10. Acquisitions

        In June 2001, the Company completed the acquisition of substantially all of the assets of FineTech Ltd. ("FineTech"), a pharmaceutical research company based in Haifa, Israel. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable assets acquired, including $9.5 million of intangible assets, and the excess was recorded as goodwill. The results of FineTech, including sales of $2.2 million in 2001, are included in the Company's results from the date of its acquisition and were not material to 2001 operations. See also Note 6.

        On December 31, 2001, the Company's wholly owned subsidiary, ISP (Canada) Inc., completed the acquisition of the industrial biocides business of Degussa Corporation. The industrial biocides business is comprised of a broad range of preservatives and fungicides for various product applications, including paints and coatings. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable assets acquired, including $6.3 million of intangible assets, and the excess was recorded as goodwill. A final valuation of the biocides business was completed in 2002, reflecting a reassessment of the fair values assigned to goodwill, intangible assets and property, plant and equipment. The results of the industrial biocides business are included in the Company's results from the date of its acquisition. This business had sales of approximately $27 million in 2001.

        In April 2002, the Company acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, the Company also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions of $11.4 million was allocated to the assets acquired. The operating results from the Ione operations are included in the Company's results from the date of acquisition and were not material to 2002 operations.

Note 11. Sale of Accounts Receivable

        In October 2001, the Company entered into a new agreement for the sale of its domestic receivables. This agreement replaced the previous agreement that terminated in October 2001. The new agreement has a termination date of October 2004 and provides for up to $40.0 million in cash to be made available to the Company based on a planned continuous sale program to a third party. The agreement permits the Company to sell certain domestic trade receivables on a non-recourse basis in exchange for cash. The Company continues to service, administer and collect the trade receivables. At December 31, 2001 and 2002, the cash made available to the Company for the sale of receivables was $27.1 million and $31.4 million, respectively. The program is accounted for under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The excess of accounts receivable sold over the net proceeds received is included in accounts receivable, other. The effective cost to the Company varies with LIBOR or commercial paper rates and is included in other expense, net, and amounted to $2.3, $1.9 and $1.0 million in 2000, 2001 and 2002, respectively.

Note 12. Inventories

        Inventories are comprised of the following:

	December 31,
	2001	2002
	(Thousands)
Finished goods	$120,797	$113,912
Work-in-process	36,960	32,407
Raw materials and supplies	32,825	29,898

Inventories	$190,582	$176,217

        At December 31, 2001 and 2002, $60.1 and $62.0 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used to value these inventories, they would have been $3.7 and $2.8 million higher at December 31, 2001 and December 31, 2002, respectively.

Note 13. Property, Plant and Equipment

        Property, plant and equipment is comprised of the following:

	December 31,
	2001	2002
	(Thousands)
Land and land improvements	$80,594	$83,459
Buildings and building equipment	111,281	122,861
Machinery and equipment	682,584	742,835
Construction in progress	45,592	32,765

Total	920,051	981,920
Less accumulated depreciation	(363,326)	(416,479)

Property, plant and equipment, net	$556,725	$565,441

        See Note 21 for information regarding capital leases.

Note 14. Long-term Debt and Lines of Credit

        Long-term debt is comprised of the following:

	December 31,
	2001	2002
	(Thousands)
9% Senior Notes due October 2003	$182,093	$—
Senior Credit Facilities:
Term loan maturing in June 2008	223,875	221,625
Revolving credit facility	95,250	—
10 1/4% Senior Subordinated Notes due 2011	402,536	402,796
Obligations under capital leases (Note 21)	271	1,319
Other	32	—

Total long-term debt	904,057	625,740
Less current maturities	(184,500)	(2,732)

Long-term debt less current maturities	$719,557	$623,008

        On June 27, 2001, the Company and three of its wholly owned subsidiaries jointly issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in a restricted cash escrow account and were distributed to the Company's parent, ISP, to retire ISP's 9 3/4% Senior Notes due 2002 (the "2002 Notes"). During the third quarter of 2001, ISP retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of the 2002 Notes were retired on or prior to October 15, 2001. On July 31, 2001, the Company and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in a restricted cash escrow account and were distributed to ISP to retire a portion of ISP's 9% Senior Notes due 2003 (the "2003 Notes").

        On November 13, 2001, the Company and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001 except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in a restricted cash escrow account and were distributed to ISP to retire a portion of ISP's 2003 Notes. ISP retired $16.9 million aggregate principal amount of the 2003 Notes in 2001. On January 14, 2002, utilizing the restricted cash escrow account balance at December 31, 2001, ISP redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes, of which $182.1 million was reflected on the Company's Consolidated Balance Sheet. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). The extraordinary loss was comprised of $2.7 million of call premium, $0.2 million of remaining discount amortization and the write-off of $1.4 million of unamortized debt issuance costs.

        The 2011 Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limits on the ability of the Company and its subsidiaries, except the Company's accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

        In June 2001, in a related transaction, the Company and its three subsidiaries that issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility that will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. As of December 31, 2002, no borrowings and $9.4 million of letters of credit were outstanding under the revolving credit facility. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of the Company's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2002 on borrowings under the Senior Credit Facilities was 4.7%. Commitment fees are charged to the Company at a rate per annum equal to 0.50% of the average daily unused amount of the revolving credit facility. Commitment fees totaling $0.4 and $1.1 million are included in interest expense for 2001 and 2002, respectively.

        The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. At December 31, 2002, the Company was in compliance with these covenants. In addition, the Senior Credit Facilities limit the ability of the Company and its subsidiaries, except the Company's accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. The Company and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock of some of the Company's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for the Company's accounts receivable subsidiary and certain immaterial subsidiaries.

        On December 13, 2001, the Company's parent company, International Specialty Holdings Inc., issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009 (the "2009 Notes"). The net proceeds from this issuance were approximately $194.3 million, of which $125.7 million was placed in a restricted cash escrow account and used to redeem the remaining 2003 Notes. The 2009 Notes are secured by a first priority lien on all of the outstanding capital stock of the Company. The 2009 Notes are structurally subordinated to all liabilities of the Company's subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of the Company and its subsidiaries, except its unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Investco and its subsidiaries, the Company's accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

        Borrowings by the Company, including those under the Senior Credit Facilities, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 2009 Notes and the 2011 Notes. As of December 31, 2002, the Company was in compliance with such covenants, and the application of such covenants would not have restricted available borrowings under the Senior Credit Facilities. As of December 31, 2002, under the most restrictive of these limitations, the Company could have paid dividends and other restricted payments of up to $83.7 million.

        The Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes contain additional affirmative and negative covenants affecting the Company and some of its subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions and mergers and transfers of all or substantially all of those subsidiaries' assets. Additionally, in the event the holders of the 2009 Notes were to foreclose on the Company's capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of control of the Company. Under the indenture governing the 2011 Notes, if a change of control of the Company occurs, the Company is obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of control of the Company would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on the Company's financial condition and results of operations.

        The Company believes that the fair value of its non-public variable rate indebtedness approximates the carrying value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 2003 Notes as of December 31, 2001 was $312.5 million. The estimated fair value of the 2011 Notes as of December 31, 2001 and 2002 was $418.6 and $413.9 million, respectively.

        The aggregate maturities of long-term debt as of December 31, 2002 for the next five years are as follows:

(Thousands)
2003	$2,732
2004	2,843
2005	2,504
2006	54,562
2007	106,875

        In the above table, maturities for each of the years 2003 through 2005 include $2.3 million of maturities relating to the term loan under the Senior Credit Facilities. Maturities in 2006 and 2007 include $54.0 and $106.9 million, respectively, relating to such term loan.

        At December 31, 2002, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $4.0 million, of which $3.9 million were unused.

Note 15. Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which can be contributed, at the participants' option, in the form of ISP's common stock—see also Note 22), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $7.7, $7.3 and $7.6 million for 2000, 2001 and 2002, respectively.

  Defined Benefit Plans

        The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

        ISP Marl GmbH, a wholly owned subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

        The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

	Hourly Retirement Plan			ISP Marl Plan
	Year Ended December 31,			Year Ended December 31,
	2000	2001	2002	2000	2001	2002
	(Thousands)
Service cost	$247	$247	$290	$99	$133	$46
Interest cost	1,811	1,932	2,108	132	220	138
Expected return on plan assets	(2,633)	(3,084)	(3,316)	—	—	—
Amortization of actuarial losses	40	36	155	—	—	—
Amortization of unrecognized prior service cost	190	190	301	7	8	5

Net periodic pension cost (income)	$(345)	$(679)	$(462)	$238	$361	$189

        The following tables set forth, for the years 2001 and 2002, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Hourly Retirement Plan and the ISP Marl Plan:

	Hourly Retirement Plan		ISP Marl Plan
	Year Ended December 31,		Year Ended December 31,
	2001	2002	2001	2002
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$25,406	$27,876	$3,165	$3,646
Service cost	247	290	133	46
Interest cost	1,932	2,108	220	138
Plan amendments	—	1,482	—	—
Plan settlement	—	—	—	(1,596)
Effect of changes in exchange rates	—	—	287	423
Actuarial losses (gains)	1,707	2,181	(137)	(74)
Benefits paid	(1,416)	(1,527)	(22)	(24)

Benefit obligation at end of year	$27,876	$32,410	$3,646	$2,559

Change in plan assets:
Fair value of plan assets at beginning of year	$28,132	$30,491	$—	$—
Actual return on plan assets	2,467	1,352	—	—
Employer contributions	1,308	626	—	—
Benefits paid	(1,416)	(1,527)	—	—

Fair value of plan assets at end of year	$30,491	$30,942	$—	$—

Reconciliation of funded status:
Funded status	$2,615	$(1,468)	$(3,646)	$(2,559)
Transition obligation	—	—	123	77
Unrecognized prior service cost	919	2,100	—	—
Unrecognized actuarial (gains) losses	4,587	8,577	110	(7)

Net amount recognized in Consolidated Balance
Sheets as (accrued) prepaid benefit cost	$8,121	$9,209	$(3,413)	$(2,489)

Amounts recognized in Consolidated Balance Sheets:
(Accrued) prepaid benefit cost	$8,121	$—	$(3,413)	$(2,489)
Accrued minimum pension liability	—	(1,468)	—	—
Intangible asset	—	2,100	—	—
Accumulated other comprehensive loss	—	8,577	—	—

Net amount recognized in Consolidated Balance Sheets as (accrued) prepaid benefit cost	$8,121	$9,209	$(3,413)	$(2,489)

        In determining the projected benefit obligation, the weighted-average assumed discount rate was 7.25% and 6.75% for 2001 and 2002, respectively, for the Hourly Retirement Plan, and was 6.5% for each year for the ISP Marl Plan. The expected long-term rate of return on assets, used in determining net periodic pension cost (income) for the Hourly Retirement Plan, was 11% for 2001 and 2002 and was 7% for each year for the ISP Marl Plan. The Company has revised the expected long-term rate of return for the Hourly Retirement Plan to 9.5% for 2003.

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense recorded for this plan was $1.2, $0.7 and $1.0 million for 2000, 2001 and 2002, respectively. The liability related to this plan was $9.1 and $9.4 million as of December 31, 2001 and 2002, respectively, and is included within "Other liabilities."

        In connection with the Company's Supplemental Executive Retirement Plan and postretirement medical and life insurance plan, the Company owns certain life insurance policies with a face value of $108.1 million at December 31, 2002. These policies had a cash surrender value of $41.4 and $45.0 million at December 31, 2001 and 2002, respectively, and policy loans of $39.7 and $43.0 million, respectively. The net cash surrender value at December 31, 2001 and 2002 was $1.7 and $2.0 million, respectively, and is included in "Other assets."

  Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced as of January 1, 2000.

        The net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2000	2001	2002
	(Thousands)
Service cost	$109	$123	$116
Interest cost	576	679	626
Amortization of actuarial losses	—	64	25
Amortization of unrecognized prior service cost	(284)	(284)	(284)

Net periodic postretirement benefit cost	$401	$582	$483

        The following table sets forth, for the years 2001 and 2002, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

	December 31,
	2001	2002
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,168	$9,761
Service cost	123	116
Interest cost	679	626
Participant contributions	458	378
Actuarial (gains) losses	1,356	(386)
Benefits paid	(1,023)	(745)

Benefit obligation at end of year	$9,761	$9,750

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	565	367
Participant contributions	458	378
Benefits paid	(1,023)	(745)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(9,761)	$(9,750)
Unrecognized prior service cost	(2,157)	(1,874)
Unrecognized actuarial losses	2,135	1,725

Net amount recognized in Consolidated Balance Sheets as accrued benefit cost	$(9,783)	$(9,899)

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2002 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $400 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 9% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2002 for such retirees under age 65. To the extent that the lifetime maximum benefits have not been reached, the foregoing rate was assumed to decrease gradually to an ultimate rate of 5% by the year 2011 and remain at that level thereafter. For retirees over age 65, a 9% annual rate of increase was assumed for all years. The weighted-average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 6.75% for 2001 and 2002, respectively.

        The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 and 2002 by $25,000 and $4,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2001 and 2002 by $2,000 and $0, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 and 2002 by $22,000 and $4,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2001 and 2002 by $2,000 and $0, respectively.

Note 16. Stock Option and Award Plans, Long-Term Incentive Plan and Stock Appreciation Rights

        See Note 22 for a subsequent event affecting the Company's stock-based compensation plans.

        ISP's 1991 Incentive Plan for Key Employees and Directors, as amended (the "1991 Plan"), authorized the grant of options to purchase a maximum of 13,000,000 shares of ISP's common stock. The Compensation Committee of ISP's Board of Directors (the "Committee") determined the exercise price and vesting schedule of options granted under the 1991 Plan. In 1995 through 1999, ISP granted options to certain employees to purchase an aggregate of 3,217,020 shares of ISP's common stock at exercise prices ranging from $.625 to $5.625 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant was recognized as compensation expense over the vesting period of 2 1/2 to 5 years. Compensation expense for such options was $0.5, $0.6 and $0.1 million in 2000, 2001 and 2002, respectively. All other employee options granted under the 1991 Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant. Special vesting rules apply to options granted to non-employee directors. The 1991 Plan expired in accordance with its terms in June 2000, and no additional options will be granted under the 1991 Plan.

        Effective July 1, 2000, ISP adopted the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Plan"), which was approved by ISP's stockholders in May 2001. The 2000 Plan authorizes the grant of options to purchase a maximum of 200,000 shares of ISP's common stock. Under the 2000 Plan, each non-employee director is granted a non-qualified stock option to purchase 5,000 shares of ISP's common stock (the "Initial Option") on the date such person becomes an eligible director and an additional non-qualified option to purchase 3,000 shares of ISP's common stock (an "Additional Option") on each anniversary of the date of grant of the Initial Option. The term of each option granted is nine years. Initial Options are subject to a three-year vesting period, commencing on the first anniversary of the date of grant, and Additional Options are subject to a one-year vesting period, becoming exercisable in full on the first anniversary of the date of grant. The exercise price of the options is equal to the fair market value of such shares on the date of grant. During 2000, 2001 and 2002, ISP granted 15,000, 19,000 and 12,000 options, respectively, pursuant to the 2000 Plan, of which 40,000 options were outstanding at December 31, 2002.

        The following is a summary of transactions pertaining to the Plans:

	Year Ended December 31, 2000		Year Ended December 31, 2001		Year Ended December 31, 2002
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding, January 1	8,028	$10.93	4,625	$10.50	3,866	$10.49
Granted	20	6.12	19	8.68	12	10.14
Exercised	(87)	6.40	(208)	7.17	(417)	7.17
Exchanged for Incentive Units	(2,033)	10.94	—	—	—	—
Forfeited	(1,303)	11.62	(570)	11.71	(356)	11.14

Outstanding, December 31	4,625	10.50	3,866	10.49	3,105	10.89

Options exercisable, December 31	2,669	10.24	3,158	10.48	2,987	10.75

        Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 2000, 2001 and 2002 under the Plans for which the exercise price equaled the fair market value of such shares on the date of grant was $1.81, $4.06 and $6.44 per share, respectively.

        The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares (000's)	Weighted Average Exercise Price
$ 3.781 — $ 5.875	221	$4.75	2.58 years	221	$4.75
$ 5.876 — $ 8.938	498	7.59	1.44 years	492	7.58
$ 8.939 — $10.30	1,058	10.13	5.11 years	1,046	10.13
$10.31 — $18.625	1,328	13.75	3.79 years	1,228	13.63

Total	3,105	10.89	3.78 years	2,987	10.75

        In February 2000, ISP adopted the 2000 Long-Term Incentive Plan (the "LTI Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible Company employees. The LTI Plan is administered by the Committee, which in its sole discretion determines the number of Incentive Units to be granted to each employee. Generally, Incentive Units vest cumulatively, in 20% increments over five years, or in 10% increments every six months over five years. Incentive Units expire on the earlier of six years after date of grant or termination date. Upon the exercise of an Incentive Unit, the employee will receive in cash the excess, if any, of the "Final Value" of such Incentive Units (which Final Value shall equal the value of the Incentive Units as described below as of the latest calculation date) over the value calculated on the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholders' Equity (excluding accumulated other comprehensive income and losses and goodwill impairment losses and including goodwill amortization expense in a manner similar to the periods prior to adopting SFAS No. 142) divided by ISP's total common shares outstanding. This value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. The LTI Plan will terminate five years after its effective date of February 2000, unless terminated sooner by the Committee.

        In 2000, employees exchanged an aggregate of 2,032,994 stock options granted under the 1991 Plan (discussed above) for an aggregate of 1,508,062 Incentive Units. An additional 2,052,725 Incentive Units were granted during 2000. At December 31, 2000, 3,342,049 Incentive Units were outstanding. In 2001, 1,272,751 Incentive Units were granted, and as of December 31, 2001, 4,206,614 Incentive Units were outstanding. In 2002, 796,379 Incentive Units were granted, 131,461 Incentive Units were exercised, and as of December 31, 2002, 4,460,273 Incentive Units were outstanding. Compensation expense for such Incentive Units was $2.0, $3.8 and $2.7 million in 2000, 2001 and 2002, respectively.

        In 2000, 2001 and 2002, ISP issued restricted stock awards to three executives for 230,000, 20,000 and 250,000 shares, respectively, of ISP's common stock pursuant to individual plan agreements. Such shares were issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plans. The restricted shares vest over a period of four to five years. Upon the issuance of the restricted shares, unearned compensation, equivalent to the market price of the shares on the date of grant, in the amount of $1.3, $0.2 and $2.1 million in 2000, 2001 and 2002, respectively, was charged to ISP's Stockholders' Equity and is being amortized to compensation expense by the Company over the vesting period. Compensation expense related to these restricted shares was $0.3 million in each of 2001 and 2002. Also in 2000 and 2001, ISP granted two executives stock bonus awards totaling 75,000 and 13,055 shares, respectively, of ISP's common stock and, in connection with such awards and the vesting of the restricted stock awards, also made loans in 2001 and 2002 totaling $167,000 and $252,000, respectively, to such executives to enable them to satisfy certain withholding tax obligations. These loans are evidenced by recourse promissory notes that bear interest at the rate of 6.45% per annum. The loans for $167,000 were repaid on April 15, 2001. The loans aggregating $252,000 were converted to demand notes with interest at the lowest applicable federal rate and are due and payable no later than April 15, 2003. The value of the stock awards on the date of issuance, totaling $455,000 and $100,000, was charged to compensation expense in 2000 and 2001, respectively.

Note 17. Related Party Transactions

        Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

	December 31,
	2001	2002
	(Thousands)
ISP Parent Company	$1,199	$(20)
ISP Investco	29,974	30,212
Building Materials Corporation of America ("BMCA")	9,301	12,748
Other	(292)	(230)

Receivable from related parties, net	$40,182	$42,710

        Included in the receivable from ISP Investco, effective as of the date of the Restructuring, is a long-term receivable of $30.3 million, representing an advance in 1995 by ISP (Belgium) N.V., a wholly owned subsidiary of the Company, to ISP (France) SA, a wholly owned subsidiary of ISP Investco. Prior to the date of the Restructuring, this receivable eliminated in the Company's consolidation. The advance was utilized by ISP (France) to finance its investment in ISP Ireland. The advance was made pursuant to a financing agreement which guarantees ISP (Belgium) an annual rate of return of 6% and is payable in 2010. Included in "Interest expense" in the Consolidated Statements of Operations in 2001, for the period subsequent to the date of the Restructuring, and in 2002 is interest income of $0.8 and $1.7 million, respectively, related to this agreement.

        BMCA, an indirect subsidiary of G-I Holdings Inc. and an affiliate of the Company, and its subsidiaries purchase all of their colored roofing granules requirements from the Company under a requirements contract, except for the requirements of certain of their roofing plants that are supplied by third parties. The Company is continuing to operate under the terms of this contract, pending negotiation and execution of a new requirements contract with BMCA and its subsidiaries. In 2002, BMCA and its subsidiaries purchased a total of $73.2 million of mineral products from the Company, representing 8.7% of the Company's total net sales and 77.0% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $59.3 and $63.4 million for 2000 and 2001, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 2001 and 2002 was $8.8 and $11.8 million, respectively.

        Pursuant to a management agreement (the "Management Agreement"), the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to BMCA, the ISP parent company and ISP Investco. Charges by the Company for providing such services aggregated $6.1, $8.9 and $10.3 million for 2000, 2001 and 2002, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable from such affiliates for management fees as of December 31, 2001 and 2002 was $0.5 and $0.4 million, respectively. The Management Agreement is expected to be amended to extend the term of the agreement, effective January 1, 2003, through December 31, 2003. In addition, as part of the Restructuring in June 2001, the Management Agreement was amended to incorporate internal investment-related services to ISP Investco for managing ISP Investco's short-term investment portfolio and generating investment income. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 2002 under the Management Agreement, the aggregate amount payable to the Company under the Management Agreement for 2003 is expected to be approximately $10.8 million.

        Under the terms of the Company's previous bank credit facility, the Company or any of its subsidiaries were permitted to make loans to affiliates, and provide letters of credit issued for the benefit of such affiliates, up to an aggregate amount not to exceed $75.0 million at any time, of which $1.1 million was utilized at December 31, 2000 in the form of a long-term loan to the ISP parent company. The Company and its subsidiaries also borrowed from the ISP parent company at the same rates available to the Company under the previous bank credit facility. At December 31, 2000, the Company had $50.0 million in long-term borrowings from the ISP parent company pursuant to a note agreement which was to have matured in December 2006 and $25.0 million in short-term borrowings. Net interest expense on net borrowings from the Company's parent company was $3.2 and $5.0 million in 2000 and 2001, respectively. All such loans were transferred to the Company's parent company, International Specialty Holdings Inc., in connection with the Restructuring.

        In September 1999, ISP granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of ISP's common stock held in treasury for a purchase price of $9.563 per share, or an aggregate of $3.047 million. Pursuant to the purchase agreement, ISP loaned such officer $3.047 million to purchase the shares of common stock, which loan is evidenced by a recourse demand note with interest at the lowest applicable federal rate. The principal amount of the note is payable in four installments from June 2001 through January 2004. However, if this officer remains continuously employed by the Company through each installment date, the principal amount due on such installment date will be forgiven. As the loan is forgiven, compensation expense is being recorded, including $762,000 in each of the years 2001 and 2002.

Note 18. Business Segment Information

        The Company is a leading multinational manufacturer of a broad spectrum of specialty chemicals and mineral products. In addition to the Mineral Products business segment, the Company operates its Specialty Chemicals business through three reportable business segments, organized based upon the markets for their products and the internal management of the Company, as follows:

        Personal Care products serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products. Skin care ingredients include sunscreen actives, waterproofing agents, preservatives, emollients and moisturizers. Hair care ingredients include a number of specially formulated fixative resins for hairsprays, mousses and gels, as well as thickeners and stabilizers for shampoos and conditioners.

        Pharmaceutical, Food and Beverage products are sold to these three government-regulated industries. In the pharmaceutical market, the Company's products serve as key ingredients in prescription and over-the-counter tablets, injectable prescription drugs and serums, cough syrups, antiseptics, toothpastes and denture adhesives. In the food and beverage markets, the Company's alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including salad dressings, cheese sauces, fruit fillings, beer and health drinks. The Company's alginates products are used as stabilizers in many well-known consumer products and prevent the separation of oil emulsions. The Company's specialty polymers serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

        Performance Chemicals, Fine Chemicals and Industrial.    The Company's Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers, and advanced materials for consumer, agricultural and industrial applications. The Company's acetylene-based chemistry produces a number of performance polymers for use in a wide range of markets including coatings, agriculture, imaging, detergents, electronics and metalworking. The Performance Chemicals business includes the biocides business acquired on December 31, 2001, which is comprised of a broad range of preservatives and fungicides for various product applications, including paints and coatings. The Company manufactures a broad range of highly specialized fine chemicals which are sold to the pharmaceutical, biotechnology, agricultural and imaging markets. The Company's Industrial business markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), which are sold primarily to industrial markets for use in high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

        Mineral Products.    The Company manufactures semi-ceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at the Company's quarries and sold primarily to the United States roofing industry for use in the production of asphalt roofing shingles.

        The following segment data are presented based on the Company's internal management reporting system for the four reportable business segments. The Company evaluates segment performance based on operating income. Therefore, the measure of profit or loss that is reported to management for each segment is operating income. Interest expense, other income and expense items and income taxes are not allocated to the business segments for management reporting. At this time, the Company's internal management reporting system does not report assets by segment for the three specialty chemicals reportable segments (Personal Care; Pharmaceutical, Food and Beverage; and Performance Chemicals, Fine Chemicals and Industrial), as many of the Company's plant assets are utilized by several of the segments. Therefore, the following asset-related segment data are presented only for Specialty Chemicals and Mineral Products.

        Sales of Mineral Products to BMCA and its subsidiaries in 2000, 2001 and 2002 accounted for 82.5%, 78.6% and 77.0%, respectively, of the Company's net sales of Mineral Products, representing 7.6%, 8.1% and 8.7%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 2000, 2001 or 2002.

	Year Ended December 31,
	2000	2001	2002
	(Millions)
Net sales(1):
Personal Care	$189.2	$196.4	$206.2
Pharmaceutical, Food and Beverage	223.3	227.0	240.9
Performance Chemicals, Fine Chemicals and Industrial	299.5	283.1	303.1

Total Specialty Chemicals	712.0	706.5	750.2
Mineral Products(2)	71.9	80.7	95.1

Net sales	$783.9	$787.2	$845.3

Operating income(1):
Personal Care	$33.2	$34.0	$35.3
Pharmaceutical, Food and Beverage	47.8	49.9	57.4
Performance Chemicals, Fine Chemicals and Industrial(3)	4.6	17.1	21.1

Total Specialty Chemicals	85.6	101.0	113.8
Mineral Products	9.4	10.7	20.9

Total segment operating income	95.0	111.7	134.7
Unallocated corporate office items	1.7	1.1	0.1
(Provision) benefit for restructuring(4)	(14.4)	0.5	—
Write-off of deferred costs(5)	—	—	(7.6)

Total operating income	82.3	113.3	127.2
Interest expense, investment income and other expense, net	59.7	(60.0)	(66.4)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	$142.0	$53.3	$60.8

Assets:
Specialty Chemicals	$1,173.3	$1,250.9	$1,080.4
Mineral Products	152.9	147.5	148.9
General Corporate(6)	597.3	300.6	106.2

Total assets	$1,923.5	$1,699.0	$1,335.5

Capital expenditures and acquisitions:
Specialty Chemicals	$53.8	$95.9	$40.5
Mineral Products	4.6	5.5	21.3

Total	$58.4	$101.4	$61.8

Depreciation and amortization of goodwill and intangibles:
Specialty Chemicals	$55.9	$59.1	$50.0
Mineral Products	11.0	10.7	8.2

Total	$66.9	$69.8	$58.2

(1)
Net sales and operating income for the years 2000 and 2001 for the three Specialty Chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its alginates business based on the markets for its products. Sales and operating income for the alginates business are now included in the Personal Care, Pharmaceutical, Food and Performance Chemicals businesses. Prior to 2002, the sales and operating income of the alginates business represented the Food business of the Pharmaceutical, Food and Beverage business segment.

Note 18.    Business Segment Information (Continued)

(2)
Includes sales to BMCA and its subsidiaries of $59.3, $63.4 and $73.2 million for 2000, 2001 and 2002, respectively.

(3)
Operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment for 2001 and 2002 includes $1.6 and $12.9 million, respectively, of other operating gains (see Note 6).

(4)
Of the $14.4 million provision for restructuring in 2000 (see Note 7), $11.9 million relates to the Personal Care business segment and $2.5 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment. Of the $0.5 million reversal of restructuring reserves in 2001, $0.4 million relates to the Personal Care business segment and $0.1 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment.

(5)
The write-off of deferred costs of $7.6 million in 2002 (see Note 6) relates to the Company's Linden, New Jersey property, a nonoperating property held for use and therefore not part of the Company's current operating business segments.

(6)
General Corporate assets prior to the Restructuring in June 2001 (see Note 1) primarily represented the Company's investments in trading and available-for-sale securities and other short-term investments. The year 2001 includes $182.1 million of restricted cash which was used to redeem the remaining 2003 Notes on January 14, 2002 (see Note 14).

Note 19. Geographic Information

      Financial information set forth below for foreign operations represent sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

	Year Ended December 31,
	2000	2001	2002
		(Millions)
Net sales:
North America:
United States	$389.5	$376.9	$415.4
Canada	21.1	22.0	23.0

Total North America	410.6	398.9	438.4

Europe:
Germany	73.0	78.6	80.2
United Kingdom	35.6	33.3	38.2
France	19.7	21.5	24.6
Italy	14.1	15.8	15.2
Spain	11.2	13.0	14.3
Netherlands	6.1	11.4	11.5
Switzerland	9.3	11.3	11.2
Belgium	10.5	13.1	6.3
Other European countries	47.9	42.6	50.9

Total Europe	227.4	240.6	252.4

Asia-Pacific:
Japan	26.3	27.2	23.6
South Korea	13.9	16.0	13.4
China	15.9	9.2	12.2
Australia	10.9	10.2	10.9
Taiwan	11.7	8.8	10.0
Other Asia-Pacific countries	21.6	26.8	31.2

Total Asia-Pacific	100.3	98.2	101.3

Latin America:
Mexico	19.6	19.4	21.8
Brazil	16.6	16.4	17.7
Other Latin American countries	9.4	13.7	13.7

Total Latin America	45.6	49.5	53.2

Total net sales	$783.9	$787.2	$845.3

Property, plant and equipment, net:
United States	$490.8	$490.1	$493.5
Germany	43.7	36.9	39.5
United Kingdom	11.3	12.1	14.3
All other foreign countries	12.9	17.6	18.1

Total property, plant and equipment, net	$558.7	$556.7	$565.4

        Approximately 51% of the Company's sales in 2002 were in foreign countries, which are subject to currency exchange rate fluctuation risks. See Note 2 for a discussion of the Company's policy to manage these risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

Note 20. Guarantor Financial Information

        As discussed in Note 14, in June 2001, the Company and three of its wholly owned subsidiaries issued $205.0 million aggregate principal amount of the 2011 Notes. On each of July 31, 2001 and November 13, 2001, the Company and those same three subsidiaries issued an additional $100.0 million of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

        ISP Global Technologies Inc., which is a guarantor of the 2011 Notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, the non-guarantor affiliates have been given license for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of ISP products.

        Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company's guarantor subsidiaries and non-guarantor subsidiaries is not included herein because management has determined that such information is not material to investors.

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2000

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(Thousands)
Net sales	$—	$413,384	$370,557	$—	$783,941
Intercompany net sales	—	180,628	12,213	(192,841)	—

Total net sales	—	594,012	382,770	(192,841)	783,941

Cost of products sold	(443)	(418,222)	(288,775)	192,841	(514,599)
Selling, general and administrative	66	(104,002)	(52,635)		(156,571)
Provision for restructuring	—	(14,429)	—		(14,429)
Goodwill amortization	(3,630)	(12,412)	—		(16,042)

Operating income	(4,007)	44,947	41,360	—	82,300
Equity in income of subsidiaries	146,387	—	—	(146,387)	—
Intercompany royalty income (expense), net	—	26,449	(26,449)		—
Intercompany dividend income	—	27,491	—	(27,491)	—
Interest expense	(34,716)	(16,917)	(20,714)		(72,347)
Other nonoperating gains	—	6,106	—		6,106
Investment income	—	—	144,356		144,356
Other expense, net	(469)	(14,322)	(3,607)		(18,398)

Income before income taxes	107,195	73,754	134,946	(173,878)	142,017
Income tax (provision) benefit	12,462	(20,502)	(41,811)		(49,851)

Net income	$119,657	$53,252	$93,135	$(173,878)	$92,166

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(Thousands)
Net sales	$—	$392,350	$394,866	$—	$787,216
Intercompany net sales	—	200,826	29,916	(230,742)	—

Total net sales	—	593,176	424,782	(230,742)	787,216

Cost of products sold	—	(423,738)	(307,841)	230,742	(500,837)
Selling, general and administrative	40	(106,485)	(51,634)		(158,079)
(Provision) benefit for restructuring	—	471	—		471
Other operating gains	—	1,600	—		1,600
Amortization of goodwill and intangibles	(3,630)	(12,995)	(455)		(17,080)

Operating income	(3,590)	52,029	64,852	—	113,291
Equity in income of subsidiaries	70,423	—	—	(70,423)	—
Intercompany royalty income (expense), net	—	36,007	(36,007)		—
Intercompany dividend income	—	16,744	—	(16,744)	—
Interest expense	(26,224)	(35,812)	(9,652)		(71,688)
Investment income	—	—	27,549		27,549
Other expense, net	(400)	(12,380)	(3,090)		(15,870)

Income before income taxes and cumulative effect of change in accounting principle	40,209	56,588	43,652	(87,167)	53,282
Income tax (provision) benefit	9,304	(12,250)	(17,126)		(20,072)

Income before cumulative effect of change in accounting principle	49,513	44,338	26,526	(87,167)	33,210
Cumulative effect of change in accounting principle, net of income tax benefit of $216	—	(473)	33		(440)

Net income	$49,513	$43,865	$26,559	$(87,167)	$32,770

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(Thousands)
Net sales	$—	$434,562	$410,735	$—	$845,297
Intercompany net sales	—	211,876	9,996	(221,872)	—

Total net sales	—	646,438	420,731	(221,872)	845,297

Cost of products sold	—	(462,857)	(310,397)	221,872	(551,382)
Selling, general and administrative	—	(115,142)	(56,084)		(171,226)
Other operating gains and charges, net	—	2,298	3,079		5,377
Amortization of intangibles	—	(824)	—	—	(824)

Operating income	—	69,913	57,329	—	127,242
Equity in income (loss) of subsidiaries.	(68,277)	—	—	68,277	—
Intercompany royalty income (expense), net	—	29,179	(29,179)		—
Intercompany dividend income	—	6,048	—	(6,048)	—
Interest income (expense)	3,249	(65,340)	2,486		(59,605)
Other income (expense), net	(815)	(7,164)	1,155		(6,824)

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	(65,843)	32,636	31,791	62,229	60,813
Income tax (provision) benefit	(852)	(13,722)	(6,295)		(20,869)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(66,695)	18,914	25,496	62,229	39,944
Extraordinary item—loss on retirement of debt, net of income tax benefit of $1,460	(2,834)	—	—	—	(2,834)
Cumulative effect of change in accounting principle	(42,713)	(112,687)	—	—	(155,400)

Net income (loss)	$(112,242)	$(93,773)	$25,496	$62,229	$(118,290)

ISP CHEMCO INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5	$3,611	$7,214	$—	$10,830
Restricted cash	81,130	101,000	—		182,130
Accounts receivable, trade, net	—	12,325	74,286		86,611
Accounts receivable, other	308	4,950	15,913		21,171
Receivable from related parties, net	140	11,999	(540)		11,599
Inventories	—	121,861	68,721		190,582
Deferred income tax assets	—	20,263	12,666		32,929
Prepaid expenses	—	4,742	3,882		8,624

Total Current Assets	81,583	280,751	182,142	—	544,476
Investment in subsidiaries	434,760	137,044	—	(571,804)	—
Intercompany loans	16,021	(4,538)	(11,483)		—
Due from (to) subsidiaries, net	—	79,329	(79,329)		—
Property, plant and equipment, net	—	494,489	62,236		556,725
Goodwill	132,644	361,883	2,875		497,402
Long-term receivable from related party	—	—	28,583		28,583
Intangible assets	—	14,725	442		15,167
Other assets	1,487	42,581	12,559		56,627

Total Assets	$666,495	$1,406,264	$198,025	$(571,804)	$1,698,980

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$—	$—	$143	$—	$143
Current maturities of long-term debt	182,093	2,372	35		184,500
Accounts payable	—	25,612	18,107		43,719
Accrued liabilities	3,452	69,993	20,450		93,895
Income taxes payable	(5,453)	3,395	11,995		9,937

Total Current Liabilities	180,092	101,372	50,730	—	332,194
Long-term debt less current maturities	—	719,549	8		719,557
Deferred income taxes	—	96,026	9,649		105,675
Other liabilities	60,279	54,557	594		115,430
Total Shareholder's Equity	426,124	434,760	137,044	(571,804)	426,124

Total Liabilities and Shareholder's Equity	$666,495	$1,406,264	$198,025	$(571,804)	$1,698,980

ISP CHEMCO INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6	$17,735	$15,550	$—	$33,291
Accounts receivable, trade, net	—	6,025	73,755		79,780
Accounts receivable, other	—	4,835	10,536		15,371
Receivable from related parties, net	(32)	12,875	(431)		12,412
Inventories	—	104,000	72,217		176,217
Deferred income tax assets	—	19,313	15,374		34,687
Prepaid expenses	—	4,948	4,874		9,822

Total Current Assets	(26)	169,731	191,875	—	361,580
Investment in subsidiaries	294,505	171,977	—	(466,482)	—
Intercompany loans	16,021	(16,354)	333		—
Due from (to) subsidiaries, net	—	52,554	(52,554)		—
Property, plant and equipment, net	—	497,768	67,673		565,441
Goodwill	89,931	235,775	—		325,706
Intangible assets	—	9,442	—		9,442
Long-term receivable from related party	—	—	30,298		30,298
Other assets	—	42,676	340		43,016

Total Assets	$400,431	$1,163,569	$237,965	$(466,482)	$1,335,483

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$—	$—	$144	$—	$144
Current maturities of long-term debt	—	2,728	4		2,732
Accounts payable	—	34,870	18,335		53,205
Accrued liabilities	—	66,229	23,673		89,902
Income taxes payable	16,520	3,472	14,209		34,201

Total Current Liabilities	16,520	107,299	56,365	—	180,184
Long-term debt less current maturities	—	623,002	6		623,008
Deferred income taxes	—	91,771	8,944		100,715
Other liabilities	56,013	46,992	673		103,678
Total Shareholder's Equity	327,898	294,505	171,977	(466,482)	327,898

Total Liabilities and Shareholder's Equity	$400,431	$1,163,569	$237,965	$(466,482)	$1,335,483

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2000

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Thousands)
Cash and cash equivalents, beginning of year	$2,290	$6,338	$12,696	$21,324

Cash provided by (used in) operating activities:
Net income (loss)	(54,221)	53,252	93,135	92,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for restructuring	—	14,429	—	14,429
Depreciation	—	42,583	8,311	50,894
Goodwill amortization	3,630	12,412	—	16,042
Deferred income taxes	—	32,308	(20,255)	12,053
Unrealized gains on trading securities and other short-term investments	—	—	(5,220)	(5,220)
(Increase) decrease in working capital items	4,664	(44,841)	48,862	8,685
Purchases of trading securities	—	—	(442,895)	(442,895)
Proceeds from sales of trading securities	—	—	292,339	292,339
Proceeds (repayments) from sale of accounts receivable	—	—	(2,485)	(2,485)
(Increase) decrease in other assets	(1,413)	6,426	715	5,728
Increase (decrease) in other liabilities	(2,348)	3,225	(200)	677
Other decreases in property, plant and equipment	—	2,775	7,683	10,458
Decrease in receivable from related parties	(754)	6,209	785	6,240
Change in amounts due to (from) subsidiaries	(22,715)	19,514	3,201	—
Change in investment in and advances to subsidiaries	51,270	(50,822)	(448)	—
Change in cumulative translation adjustment	—	—	(8,268)	(8,268)
Other, net	—	2,738	226	2,964

Net cash provided by operating activities	(21,887)	100,208	(24,514)	53,807

Cash used in investing activities:
Capital expenditures and acquisitions	—	(48,294)	(10,088)	(58,382)
Purchases of available-for-sale securities	—	—	(430,789)	(430,789)
Proceeds from sales of available-for-sale securities	—	—	437,978	437,978

Net cash used in investing activities	—	(48,294)	(2,899)	(51,193)

Cash provided by (used in) financing activities:
Increase in short-term debt	—	—	70,230	70,230
Decrease in borrowings under revolving credit facility	—	(99,000)	—	(99,000)
Repayments of long-term debt	—	(10,428)	(187)	(10,615)
Borrowings (repayments) with parent company	35,224	—	(5,674)	29,550
Change in net intercompany loans	(16,145)	26,569	(10,424)	—
Dividends and distributions to parent company	(25,000)	27,491	(27,491)	(25,000)
Capital contribution from parent company	25,518	—	—	25,518

Net cash provided by (used in) financing activities	19,597	(55,368)	26,454	(9,317)

Effect of exchange rate changes on cash	—	—	142	142

Net change in cash and cash equivalents	(2,290)	(3,454)	(817)	(6,561)

Cash and cash equivalents, end of year	$—	$2,884	$11,879	$14,763

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Thousands)
Cash and cash equivalents, beginning of year	$—	$2,884	$11,879	$14,763

Cash provided by (used in) operating activities:
Net income (loss)	(37,654)	43,865	26,559	32,770
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	473	(33)	440
Provision (benefit) for restructuring	—	(471)	—	(471)
Depreciation	—	43,804	8,880	52,684
Amortization of goodwill and intangibles	3,630	12,995	455	17,080
Deferred income taxes	—	(5,065)	(720)	(5,785)
Unrealized losses on trading securities and other short-term investments	—	—	1,039	1,039
(Increase) decrease in working capital items	(14,136)	38,591	(84,547)	(60,092)
Purchases of trading securities	—	—	(217,335)	(217,335)
Proceeds from sales of trading securities	—	—	376,292	376,292
Proceeds (repayments) from sale of accounts receivable	—	—	(423)	(423)
(Increase) decrease in other assets	1,149	(4,662)	2,940	(573)
Increase (decrease) in other liabilities	(3,111)	1,650	(2,232)	(3,693)
Other decreases in property, plant and equipment	—	(1,958)	8,747	6,789
Decrease in receivable from related parties	(18,256)	21,501	960	4,205
Change in amounts due to (from) subsidiaries	25,372	(85,797)	60,425	—
Change in investment in and advances to subsidiaries	335,547	(423,032)	87,485	—
Change in cumulative translation adjustment	—	—	(5,186)	(5,186)
Other, net	678	3,086	145	3,909

Net cash provided by operating activities	293,219	(355,020)	263,451	201,650

Cash used in investing activities:
Capital expenditures and acquisitions	—	(71,953)	(29,422)	(101,375)
Purchases of available-for-sale securities	—	—	(121,299)	(121,299)
Proceeds from sales of available-for-sale securities			19,700	19,700
Proceeds from sales of other short-term investments	—	—	12,529	12,529

Net cash used in investing activities	—	(71,953)	(118,492)	(190,445)

Cash provided by (used in) financing activities:
Decrease in short-term debt	—	—	(108,510)	(108,510)
Proceeds from issuance of debt	—	628,332	—	628,332
Decrease in borrowings under revolving credit facility	—	(100,750)	—	(100,750)
Repayments of long-term debt	(216,778)	(29,199)	(5)	(245,982)
Borrowings (repayments) with parent company	(1,085)	—	30,000	28,915
Increase in restricted cash	(81,130)	(101,000)	—	(182,130)
Debt issuance costs	—	(15,506)	—	(15,506)
Effect of Restructuring—transfer of cash to ISP Investco LLC	—	—	(22,220)	(22,220)
Change in net intercompany loans	2,570	29,079	(31,649)	—
Dividends and distributions to parent company	(35,000)	16,744	(16,744)	(35,000)
Capital contribution from parent company	38,209	—	—	38,209

Net cash provided by (used in) financing activities	(293,214)	427,700	(149,128)	(14,642)

Effect of exchange rate changes on cash	—	—	(496)	(496)

Net change in cash and cash equivalents	5	727	(4,665)	(3,933)

Cash and cash equivalents, end of year	$5	$3,611	$7,214	$10,830

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Thousands)
Cash and cash equivalents, beginning of year	$5	$3,611	$7,214	$10,830

Cash provided by (used in) operating activities:
Net income (loss)	(50,013)	(93,773)	25,496	(118,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item	2,834	—	—	2,834
Cumulative effect of change in accounting principle	42,713	112,687	—	155,400
Gain on sale of assets	—	(2,389)	(3,079)	(5,468)
Write-off of deferred costs	—	7,567	—	7,567
Depreciation	—	46,964	10,404	57,368
Amortization of intangibles	—	824	—	824
Deferred income taxes	—	15,316	(3,413)	11,903
Decrease in working capital items	16,163	11,748	2,584	30,495
Proceeds from sale of accounts receivable	—	—	4,268	4,268
(Increase) decrease in other assets	32	(1,795)	(8)	(1,771)
Increase (decrease) in other liabilities	(140)	(5,587)	142	(5,585)
Other increases in property, plant and equipment	—	1,850	(8,719)	(6,869)
Increase in receivable from related parties	172	(542)	(2,002)	(2,372)
Change in amounts due to (from) subsidiaries	—	26,775	(26,775)	—
Change in investment in and advances to subsidiaries	85,151	(83,166)	(1,985)	—
Change in cumulative translation adjustment	—	—	15,791	15,791
Other, net	34	2,472	(63)	2,443

Net cash provided by operating activities	96,946	38,951	12,641	148,538

Cash used in investing activities:
Capital expenditures and acquisitions	—	(53,983)	(7,826)	(61,809)
Proceeds from sale of assets	—	7,533	19,738	27,271

Net cash used in investing activities	—	(46,450)	11,912	(34,538)

Cash provided by (used in) financing activities:
Increase in short-term debt	—	—	1	1
Decrease in borrowings under revolving credit facility	—	(95,250)	—	(95,250)
Repayments of long-term debt	(182,232)	(1,201)	(33)	(183,466)
Call premium on redemption of debt	(2,734)	—	—	(2,734)
Decrease in restricted cash	81,130	101,000	—	182,130
Debt issuance costs	—	(790)	—	(790)
Change in net intercompany loans	—	11,816	(11,816)	—
Intercompany dividends	—	6,048	(6,048)	—
Capital contribution from parent company	6,891	—	—	6,891

Net cash provided by (used in) financing activities	(96,945)	21,623	(17,896)	(93,218)

Effect of exchange rate changes on cash	—	—	1,679	1,679

Net change in cash and cash equivalents	1	14,124	8,336	22,461

Cash and cash equivalents, end of year	$6	$17,735	$15,550	$33,291

Note 21. Commitments and Contingencies

  Asbestos Litigation Against G-I Holdings

        In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims"). Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of G-I Holdings prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with Asbestos Claims.

        ISP has been advised by its Chairman of the Board, Samuel J. Heyman, that in 2000, three actions were commenced by creditors or potential creditors of G-I Holdings, two of which were filed against Mr. Heyman and the third against Mr. Heyman and certain other stockholders of G-I Holdings. Two of the actions commenced in 2000 were effectively stayed and the third was dismissed as a result of the G-I Holdings Chapter 11 filing. In September 2001, the Official Committee of Unsecured Creditors of G-I Holdings filed a substantially similar action against Mr. Heyman. The actions allege, among other things, that the distribution by G-I Holdings of the capital stock of ISP to Mr. Heyman and certain G-I Holdings stockholders in January 1997 was without fair consideration and a fraudulent conveyance. These actions seek, among other things, to set aside such distribution and to require Mr. Heyman and such other stockholders to return to G-I Holdings the capital stock ISP held by them as well as an unspecified amount of damages. The defendants in such actions have advised ISP that they believe these actions are without merit and that the defendants intend to vigorously oppose them. However, if such actions were successful, the plaintiffs could seek to undo such distribution, which could result in a change of control of ISP. See Note 14 for a discussion of the Senior Credit Facilities.

  Environmental Litigation

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

        The Company estimates that its liability with respect to all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 2001 and 2002, was approximately $26.6 and $22.4 million, respectively, before reduction for insurance recoveries reflected on the Company's Consolidated Balance Sheets (discussed below) of $21.7 and $24.0 million, respectively, that relate to both past expenses and estimated future liabilities ("estimated recoveries"). While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

        After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

        In June 1997, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

        In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although it cannot be certain, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of approximately $13.0 million.

  Purchase and Lease Commitments

        Two of the Company's three suppliers of acetylene, a significant raw material used in the production of most of its specialty chemicals at its Texas City and Calvert City manufacturing facilities, provide this raw material pursuant to take-or-pay supply contracts. One of these contracts expires in June 2003 and the other contract will end in June 2003 as a result of the supplier's announced closure of its processing facility that produces acetylene. The Company has secured an alternative source to one of these agreements and has entered into a five-year contract under which the Company is obligated to purchase specified quantities of acetylene.

        Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 2001 and 2002 in the amount of $0.4 and $1.5 million, respectively. The Company has an operating lease for a sale-leaseback transaction related to equipment at its Freetown, Massachusetts manufacturing facility, which was entered into in 1998. The lease had an initial term of four years and, at the Company's option, up to three one-year renewal periods. The first renewal term commenced during 2002. The lease provides for a substantial guaranteed payment by the Company, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. The table of future minimum operating lease payments below excludes any payment related to the guaranteed payment which is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. The Company is obligated to pay a maximum guaranteed payment amount upon the return of the equipment. At December 31, 2002, the maximum amount due relative to the return of equipment provision was $35.8 million. This maximum payment amount would be reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $5.2 million.

        The Company also has operating leases for transportation, production and data processing equipment and for various buildings and offices. Rental expense on operating leases was $17.9, $17.4 and $14.3 million for 2000, 2001 and 2002, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases and future obligations under unconditional purchase contracts as of December 31, 2002 were as follows:

	Capital Leases	Operating Leases	Unconditional Purchase Obligations
	(Thousands)
2003	$631	$9,712	$4,472
2004	491	8,113	1,000
2005	271	6,108	1,000
2006	—	1,100	1,000
2007	—	1,071	1,000
Later years	—	6,066	333

Total minimum payments	1,393	$32,170	$8,805

Less interest included above	(74)

Present value of net minimum lease payments	$1,319

  Other Matters

        The Company has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the Company's Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than the Company's previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. See also Note 6.

        See Note 9 for information regarding additional contingencies.

Note 22. Subsequent Event

        On February 28, 2003, a Special Meeting of Stockholders of ISP was held seeking approval of a proposal of an Agreement and Plan of Merger dated as of November 8, 2002 of International Specialty Products Holdings Inc. with and into ISP and pursuant to which holders of ISP common stock would be entitled to receive $10.30 per share in cash for each share of ISP common stock owned (except as otherwise provided in the merger agreement). Samuel J. Heyman, Chairman of ISP, formed International Specialty Products Holdings, Inc. for purposes of entering into this transaction and was the sole "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of all of International Specialty Products Holdings Inc.'s common stock and, at the time of the Special Meeting, approximately 81% of ISP's common stock. The Agreement and Plan of Merger was approved by both a majority of the holders of the shares of common stock outstanding and entitled to vote at ISP's Special Meeting and a majority of the minority holders (being those shares not owned beneficially by Mr. Heyman or the officers and directors of ISP) of shares of common stock outstanding and entitled to vote at ISP's Special Meeting. Subsequently, ISP's common stock is no longer publicly traded and ISP delisted its common stock on the New York Stock Exchange and deregistered its common stock with the Securities and Exchange Commission. Mr. Heyman may now be deemed to beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) 100% of ISP's common stock. As a result of completing this going private transaction, the Company's stock-based compensation plans were terminated and settled in accordance with the terms of the merger agreement.

ISP CHEMCO INC.
SUPPLEMENTARY DATA (UNAUDITED)
Quarterly Financial Data (Unaudited)

	2001 by Quarter				2002 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales	$203.2	$203.3	$188.6	$192.1	$219.1	$214.7	$208.4	$203.1
Cost of products sold	133.3	122.3	114.9	130.3	145.4	138.6	132.1	135.3

Gross profit	$69.9	$81.0	$73.7	$61.8	$73.7	$76.1	$76.3	$67.8

Operating income	$26.1	$35.7	$30.6	$20.9	$33.7	$41.5	$35.6	$16.4

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	$35.7	$10.5	$9.2	$(2.1)	$15.3	$26.1	$17.3	$2.1
Income tax (provision) benefit	(12.6)	(3.7)	(3.2)	(0.6)	(5.4)	(8.9)	(6.4)	(0.2)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	23.1	6.8	6.0	(2.7)	9.9	17.2	10.9	1.9
Extraordinary item	—	—	—	—	(2.8)	—	—	—
Cumulative effect of change in accounting principle, net of income tax benefit	(0.4)	—	—	—	(155.4)	—	—	—

Net income (loss)	$22.7	$6.8	$6.0	$(2.7)	$(148.3)	$17.2	$10.9	$1.9

SCHEDULE II

ISP CHEMCO INC.
VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2000

Description	Balance January 1, 2000	Charged to Costs and Expenses	Deductions		Other		Balance December 31, 2000
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to which They Apply:
Allowance for doubtful accounts	$3,411	$1,934	$434	(a)	$—		$4,911
Reserve for inventory market valuation	15,148	11,902	8,535		3,798	(b)	22,313
Reserves for restructuring and staff reduction	1,324	3,613	1,324		—		3,613

Year Ended December 31, 2001

Description	Balance January 1, 2001	Charged to Costs and Expenses	Deductions		Balance December 31, 2001
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$4,911	$2,474	$1,913	(a)	$5,472
Reserve for inventory market valuation	22,313	10,427	4,708		28,032
Reserves for restructuring and staff reduction	3,613	—	3,613	(c)	—

Year Ended December 31, 2002

Description	Balance January 1, 2002	Charged to Costs and Expenses	Deductions		Balance December 31, 2002
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$5,472	$657	$107	(a)	$6,022
Reserve for inventory market valuation	28,032	2,984	5,832		25,184

Notes:

(a)
Represents write-off of uncollectible accounts net of recoveries, and the effects of foreign currency translation.

(b)
Represents balance acquired in acquisitions.

(c)
Includes $471 of excess reserves which were reversed and credited to the Consolidated Statement of Operations (see Note 7 to Consolidated Financial Statements).

S-1

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  SCHEDULE II