Form 10-K
period 2003-12-31
ISP CHEMCO INC; ISP TECHNOLOGIES INC /NY/; ISP CHEMICALS INC /NY/; ISP MINERALS INC /NY/
filed 2004-03-24
CIK 1067851, 1159974, 1159975, 1159976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 23, 2004, 100 shares of common stock, par value $.01 per share of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of March 23, 2004, each of the additional registrants had the number of shares outstanding that is shown on the table below. There is no trading market for the common stock of the additional registrants. As of March 23, 2004, no shares of the registrant or the additional registrants were held by non-affiliates.

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

ISP CHEMCO INC.

Form 10-K
for the fiscal year ended December 31, 2003

PART I

        The Business section and other parts of this annual report on Form 10-K contain both historical and forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are only predictions and generally can be identified by words such as "anticipates," "expects," "believes," "intends," "plans," "predicts," "foresees" and other related terms. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. The forward-looking statements included herein are made only as of the date of this annual report on Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 1.    Business

General

        ISP Chemco Inc. is a leading multinational manufacturer and supplier of specialty and industrial chemicals and mineral products for a wide variety of personal care, pharmaceutical, food, beverage and industrial applications. We produce more than 400 specialty chemicals which we market and sell worldwide. We are an indirect wholly owned subsidiary of International Specialty Products Inc., or ISP. We were incorporated in Delaware in 1998. As a result of a proposal by Samuel J. Heyman, ISP's Chairman, to acquire beneficial ownership of all shares of ISP common stock that he did not already beneficially own, which was completed in February 2003, which we refer to as ISP's going private transaction, ISP's common stock is no longer publicly traded and Mr. Heyman is now the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of 100% of ISP's common stock and our common stock. Following the completion of ISP's going private transaction, ISP's common stock was delisted from the New York Stock Exchange and its registration with the Securities and Exchange Commission was terminated. Unless otherwise indicated by the context, "we," "us," "our," and "ISP Chemco" refers to ISP Chemco Inc. and its consolidated subsidiaries and "ISP" refers to International Specialty Products Inc. and its consolidated subsidiaries.

        ISP owns all of the issued and outstanding capital stock of International Specialty Holdings Inc., which we refer to as IS Holdings. IS Holdings was formed in 2001 in connection with an internal corporate restructuring ISP completed in June 2001. IS Holdings owns all of our and ISP Investco LLC's issued and outstanding capital stock. We operate ISP's businesses exclusively through our direct and indirect subsidiaries. ISP Investco was formed in 2001 for the purpose of holding all of ISP's investment assets and related liabilities.

        The address and telephone number of our principal executive offices is 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5818.

        Effective January 1, 2003, we changed the composition of our reportable business segments to be consistent with the current structure of our businesses. Over the last five years, we have moved toward increasing our focus on our consumer-oriented and service intensive businesses while consolidating and downsizing our low margin butanediol business and controlling costs. Consistent with that business focus, we now report three business segments: specialty chemicals, industrial chemicals and mineral products. Our specialty chemicals business segment consists of the personal care; pharmaceutical, food and beverage; performance chemicals; and fine chemicals product lines.

        We have and continue to increase our consumer-oriented focus through new, more profitable product offerings, enhanced technical capabilities and penetration into new markets. We also have supplemented our internal resources with strategic alliances and complementary acquisitions. We continue to lower our costs through operating efficiencies and plant consolidations.

        Product offerings include a hair care product that provides faster drying time and greater hold for styling flexibility and a solvent that improves the stability and absorption of pharmaceutical products. We have also introduced a patented, water-based micro-emulsion that more effectively disperses the active agricultural ingredient for easier application and improved environmental safety in crop spraying.

        To enhance support provided by our technical service team, we have added technical service laboratories to our current global network of applications. In this regard we opened a new technical service laboratory in Mexico.

        Strategic alliances have allowed us to leverage our core strengths in marketing, sales and technical services to obtain access to new technologies and expand the breadth and utility of our product offerings. These product offerings as a result of these strategic alliances include skin conditioners and other skin care products, pharmaceutical over-the counter, nutritional and oral care applications, personal care products, and a line of polymers.

        We continually explore possible acquisitions where we seek to acquire complementary technologies or products, expand our customer base and leverage our sales and distribution infrastructure and existing client relationships. For example, we acquired our alginates business and now provide naturally derived food thickeners and stabilizers to a variety of markets that complement our existing products and technology, such as the pharmaceutical ingredients, food and beverage markets. We also acquired our industrial biocides business that includes a product line of fungicides, preservatives, algaecides and biocides to expand our performance chemicals product line.

        In May 2003, we acquired Germinal S.A., a company that supplies the meat and dairy industry in Southern Latin America with ingredient systems. The acquisition adds to the expansion of our high-value specialty products in our food ingredients business.

        We expanded our Freetown, Massachusetts manufacturing facility's production capabilities to allow for the manufacture of some specialty chemical products for our personal care product line and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. In connection with the relocation of some of our production lines for our personal care product line to our Freetown facility, we shut down our manufacturing operation at our Belleville, New Jersey plant in 2001.

        During the last five years, we have invested approximately $300 million in maintaining and upgrading our manufacturing plants including equipment modifications and de-bottlenecking solutions which have significantly increased our manufacturing efficiency and capacity. We have also streamlined and consolidated our operations to increase efficiency and reduce our operating costs. For example, we shut down our high cost butanediol production at our Calvert City, Kentucky plant in 1999, at our Seadrift, Texas plant in 2000 and at our Texas City, Texas plant in 2001. In addition, we shifted butanediol production following these shutdowns to our lower cost Marl, Germany facility.

Business Segments

Specialty Chemicals

  Products and Markets.

        We manufacture a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products. We use proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value-added specialty chemicals specifically developed to meet customer requirements.

        Our specialty chemicals segment is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals segment through the following product lines:

  •
  Personal Care—whose products are sold to the skin care and hair care markets;

  •
  Pharmaceutical, Food and Beverage—whose products are sold to these three government-regulated industries;

  •
  Performance Chemicals—whose products are sold to the medical, aerospace, defense, electronics and powder metallurgy markets and numerous consumer and agricultural markets; and

  •
  Fine Chemicals—whose products are sold to the pharmaceutical, biotechnology, agricultural, imaging and numerous consumer markets.

        In each of the years ending December 31, 2001, 2002 and 2003, sales of our specialty chemicals represented approximately 70%, 71% and 70%, of our revenues respectively. For information about the amount of sales by each of our specialty chemical product lines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

        Most of our specialty chemical products fall within the following categories:

  •
  vinyl ether monomers—includes several products for use in specialty and radiation-cured coatings. Our vinyl ether monomers are marketed by the performance chemicals group of our performance chemicals and fine chemicals product lines.

  •
  vinyl ether copolymers—includes our Gantrez® line of products. These products serve as a bioadhesive resin in consumer products such as tartar-control toothpaste, denture adhesives and facial pore strips. Vinyl ether copolymers are marketed by our personal care and pharmaceutical, food and beverage product lines.

  •
  polyvinyl pyrrolidone (PVP) polymers and copolymers—represents our largest product group. These polymers and copolymers are marketed by all of our product lines. Our Plasdone®, Polyclar® and Gafquat® product lines, which are used as tablet binders, beverage clarifiers and hair fixative resins, respectively, are included in this group.

  •
  alginates—includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our personal care; pharmaceutical, food and beverage; and performance chemical product lines, with the majority of our sales to the food industry.

        The balance of our specialty chemical products are marketed by our performance chemicals, and fine chemicals product lines. In addition, our sunscreens, preservatives and emollients, are each marketed by our personal care product line.

        Personal Care.    Our personal care product line markets numerous specialty chemicals that serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products. For example, our polyvinylpyrrolidone polymers, which are derived from acetylene, are critical components in hair styling gels. If this polymer were removed, hold, stiffness and styling would be lost.

        Our skin care ingredients include:

  •
  ultraviolet (UV) light absorbing chemicals, which serve as sunscreens;

  •
  emollients which provide skin softness;

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

        Our Bio-Functional Ingredients platform offers unique, clinically-proven and consumer-perceivable benefits that contribute to healthier skin. Vital ET™ is a Vitamin E phosphate complex that that has outstanding efficacy as an anti-inflammatory and anti-erythemal agent that offers particular benefits in our sun care formulations.

        Our hair care ingredients, marketed under the Gantrez®, Gafquat®, and PVP/VA family of products, include a number of specially formulated fixative resins which provide hairsprays, mousses and gels with their holding power, as well as thickeners and stabilizers for shampoos and conditioners. Utilizing our combined expertise in hair care and sunscreen applications, we developed the world's first high-performance hair protectant, Escalol® HP-610, to prevent sun damage to hair. We also developed a polymer, Aquaflex® FX-64, for use in styling products and low VOC hair sprays, which provides a soft feeling with a long lasting hold for both aerosol and pump spray applications.

        Pharmaceutical, Food and Beverage.    Our specialty chemicals for the pharmaceutical, food and beverage market provide a number of end-use products with their unique properties while enabling these products to meet increasingly strict regulatory requirements.

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

        Performance Chemicals.    Our performance chemicals product line includes acetylene-based polymers, vinyl ether monomers and advanced materials for consumer, agricultural and industrial applications. Our acetylene-based chemistry produces a number of performance chemicals for use in a wide range of markets including:

  •
  coatings;

  •
  agriculture;

  •
  imaging;

  •
  detergents;

  •
  electronics; and

  •
  metalworking.

        ViviPrint™ is our line of polymers developed for specialty coating applications in ink jet printing. These products provide significant moisture and abrasion resistance, high gloss and excellent resolution for high-quality printers and photo reproductions.

        Our performance chemical product line also includes our biocides business which is comprised of a broad range of preservatives and fungicides for various product applications, including paint and coatings.

        Our advanced materials include the Ferronyl® brand of dietary iron supplement, which is marketed to the pharmaceutical industry and also includes high-purity carbonyl iron powders, sold under the Micropowder® name, for use in the aerospace, defense, electronics and powder metallurgy industries.

        Fine Chemicals.    Our fine chemicals product line focuses on the production of a variety of highly specialized products sold to the pharmaceutical, biotechnology, agricultural and imaging markets. We also offer custom manufacturing services for these industries.

  Marketing and Sales.

        We market our specialty chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize them with our customers' products, manufacturing processes and markets. We primarily sell our specialty chemicals directly to our customers through our global distribution network. We sell a limited portion of our specialty chemicals through distributors. We conduct our domestic marketing and sales efforts from our headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

  International Operations.

        We conduct our international operations through 46 subsidiaries and 50 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

        International sales of our specialty chemicals in 2001, 2002 and 2003 were approximately 48%, 47% and 52% of our total sales of the specialty chemicals segment for those periods, respectively. For more information about our international sales, see Note 20 to our consolidated financial statements included in this annual report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity

and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

        We operate an alginates manufacturing plant in Girvan, Scotland and a research and administrative center in Tadworth, England. In addition, we hold equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania. These joint ventures serve to provide our alginates business with a steady supply of its primary raw material, seaweed.

        For information about the locations of our international long-lived assets, see Note 20 to our consolidated financial statements included in this annual report on Form 10-K.

Industrial Chemicals

  Products and Markets.

        We manufacture a broad spectrum of industrial chemicals having numerous applications in industrial products. We use proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value-added products specifically developed to meet customer requirements.

        In each of the years ending December 31, 2001, 2002 and 2003, sales of industrial chemicals represented approximately 20%, 18% and 19% of our revenues respectively. For more information about industrial chemicals sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

        Most of our industrial chemical products fall within the following categories and are all marketed by our industrial chemicals segment:

  •
  intermediates—includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications. Our largest selling intermediate product is butanediol, which is utilized by industrial companies to manufacture polyesters, urethanes and polybutylene terephthalate (PBT) plastics for use in automobiles.

  •
  solvents—includes our M-pyrol® brand of N-methyl pyrrolidone (NMP), for use in electronic chemicals, agricultural chemicals, cleaning and stripping applications and as a reaction solvent for engineering plastics, BLO® brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used as solvent for PVC pipe cements, vinyl top coatings and a reaction solvent for pharmaceuticals.

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

  Marketing and Sales.

        We market our industrial chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize them with our customers' products, manufacturing processes and markets. We primarily sell our industrial chemicals directly to our customers through our global distribution network. We sell a limited portion of our industrial chemicals through distributors. We conduct our domestic marketing and sales efforts from our headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

  International Operations.

        We conduct our international operations through 46 subsidiaries and 50 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

        International sales of our industrial chemicals in 2001, 2002 and 2003 were approximately 81%, 83% and 83% of our total sales of the industrial chemicals segment for those periods, respectively. For more information about our international sales, see Note 20 to our consolidated financial statements included in this annual report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

        We own and operate ISP Marl GmbH, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. We lease the property where this manufacturing facility and plant are located pursuant to a long-term ground lease. Both production facilities are located at Degussa's Chemiepark site in Marl, Germany, and each relies upon Degussa to provide specific services, including utilities, rail transport and waste handling. We believe that the production costs for butanediol and THF at ISP Marl are among the most competitive in the industry. ISP Acetylene operates a fully dedicated modern production facility that provides ISP Marl with its primary raw material, acetylene. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

        For information about the locations of our international long-lived assets, see Note 20 to our consolidated financial statements included in this annual report on Form 10-K.

Mineral Products

  Products and Markets.

        We manufacture mineral products consisting of semi-ceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at our quarries. We utilize a proprietary process to produce our colored and algae resistant roofing granules. We sell our mineral roofing granules primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles. The granules help to provide weather resistance, decorative coloring, heat deflection and increased weight in the shingle. We believe that we are the second largest of only three major suppliers of colored roofing granules in the United States in terms of production capacity and sales revenue. For information about the amount of sales of our mineral products, see "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

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

        Sales to Building Materials Corporation of America, or BMCA, our affiliate, and its subsidiaries constituted approximately 75% of our mineral products net sales in 2003.

        See Note 13 to our consolidated financial statements included in this annual report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—2003 compared with 2002."

  Marketing and Sales.

        We market our mineral products on a national basis to residential and commercial roofing manufacturers utilizing a direct sales team with expertise in product application and logistics. We ship finished products using rail and trucks from four manufacturing facilities strategically located throughout the United States. From our offices located in Hagerstown, Maryland, we provide logistical support and operate a customer design center to engineer product applications according to our customers' requirements. Our technical services and manufacturing teams provide support and consultation services upon specific requirements by our customers.

Raw Materials

        Because of the multi-step processes required to manufacture our specialty and industrial chemicals, we believe that our raw materials costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. We estimate that approximately one-third of our manufacturing costs are for raw materials, including energy and packaging. As a result, we believe that fluctuations in the price of raw materials have less of an impact on our specialty chemicals business than on those chemical companies for which raw materials costs represent a larger percentage of manufacturing costs.

        The principal raw materials used in the manufacture of our acetylene-based specialty chemicals are acetylene, formaldehyde and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from unaffiliated suppliers pursuant to supply contracts. We have a contract with a multinational supplier to supply a substantial amount of our acetylene requirements to our Texas City, Texas facility that expires at the end of March 2004. As a result of this contract expiration we have reduced our acetylene requirements at our Texas City facility by 50% through shifting production of acetylene-consuming products to our Calvert City, Kentucky manufacturing facility. We have also entered into a long-term supply agreement for the remaining Texas City facility requirements with a local acetylene producer. Under this agreement, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        We also have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City, Kentucky manufacturing facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        We believe that the diversity of our acetylene supply sources and our use of a number of acetylene production technologies provide us with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements. To date, we have not experienced an interruption of our acetylene supply that has had a material adverse effect on our sales of specialty chemicals.

        Due to the nature of the manufacturing process, electricity and hydrocarbon feedstocks, primarily butane, are critical raw materials for the production of acetylene at our operations in Marl, Germany. The Marl facility obtains the majority of its critical supplies and services from Degussa including electricity and butane via a long term supplies and services agreement.

        In the event of a substantial interruption in the supply of electricity and hydrocarbon feedstocks to ISP Marl, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements.

        We use natural gas and raw materials derived from petroleum in many of our manufacturing processes. We experienced no significant problems in the purchase of these raw materials during 2003, although we experienced upward pressure on certain raw material pricing. Availability of other raw materials, including methanol and methylamine, remained adequate during 2003. Although it is impossible to predict future shortages of raw materials or the impact any such shortages would have, we believe that in the event of a supply interruption we could obtain adequate supplies of raw materials from alternate sources.

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

        Our mineral products business owns three quarries and leases one quarry with rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. These quarries each have proven reserves, based on current production levels, of more than 20 years. We have a royalty arrangement based on the amount of rock deposits extracted annually from our Ione, California quarry.

Competition

        We believe that we are the second largest seller, based on revenues, worldwide of specialty chemicals derived from acetylene, other than butanediol and tetrahydrofuran, and we believe that we are the second largest seller, based on revenues, worldwide of alginates.

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

        Competition in the markets for our specialty chemicals, industrial chemicals and mineral products is largely based upon product and service quality, technology, distribution capability and price. We believe that we are well-positioned in the marketplace as a result of our broad product lines, sophisticated technology and worldwide distribution network.

        Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 19 and 20 to our consolidated financial statements included in this annual report on Form 10-K.

Research and Development

        Our worldwide research and development expenditures were $25.4, $26.0 and $25.3 million in 2001, 2002 and 2003, respectively.

        Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Texas City, Texas; Chatham, New Jersey; Freetown, Massachusetts; Columbus, Ohio; San Diego, California; and Girvan, Scotland, as well as at technical centers in the United Kingdom, Canada, Brazil, Germany, China, Singapore and Mexico. Our mineral products research and development facility, together with our customer design and color center, is located in Hagerstown, Maryland.

Environmental Services

        We received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to our Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than our previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. See Item 3, "Legal Proceedings—Environmental Claims and Proceedings."

Patents and Trademarks

        As of December 31, 2003, we owned or licensed approximately 425 domestic and 605 foreign patents or patent applications and owned or licensed approximately 150 domestic and 1,525 foreign trademark registrations or applications related to our business. While we believe the patent protection covering some of our products is material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

Environmental Compliance

        Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. By reason of the nature of our operations and the operations of our predecessor and certain of the substances that are or have been used, produced or discharged at our or our predecessor's plants or at other locations, we are affected by these environmental laws and regulations. We have made capital expenditures of approximately $6.3 million in 2001, $3.6 million in 2002 and $7.0 million in 2003, in order to comply with these laws and regulations. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2004 and 2005 will be approximately $6.5 and $7.5 million, respectively.

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

Employees

        At December 31, 2003, we employed approximately 2,800 people worldwide. Approximately 758 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.

Other Information

        We have not established and do not maintain an internet website. However, we do make our annual report on Form 10-K and current quarterly reports on Form 10-Q that are filed with the Securities and Exchange Commission (the "SEC") available electronically via ISP's internet website at www.ispcorp.com. Any materials that we have filed with the SEC may be read and copied by the public at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by telephoning the SEC at 1-800-SEC-0330. These reports are also available electronically on the SEC's EDGAR website at www.sec.gov. Alternatively, if you wish to receive a paper copy of our reports or any of the exhibits filed with or furnished to the Securities and Exchange Commission, they may be obtained by writing to: the Corporate Secretary, ISP Chemco Inc., c/o ISP Management Company, Inc., 1361 Alps Road, Wayne, New Jersey 07470.

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

Location	Facility	Product Line
Domestic
Alabama, Huntsville	Plant*	Specialty Chemicals
California, Ione	Plant, Quarry*	Mineral Products
California, San Diego	Plant*	Specialty Chemicals
Kentucky, Calvert City	Plant	Specialty Chemicals
Maryland, Hagerstown	Research Center, Design Center, Sales Office	Mineral Products
Massachusetts, Freetown	Plant, Research Center	Specialty Chemicals
Missouri, Annapolis	Plant, Quarry	Mineral Products
New Jersey
Chatham	Plant, Research Center	Specialty Chemicals
Wayne	Headquarters, Corporate Administrative Offices, Research Center	Specialty Chemicals
New York, New York City	Corporate Administrative Offices	N/A
Ohio, Columbus	Plant, Research Center, Sales Office	Specialty Chemicals
Pennsylvania, Blue Ridge Summit	Plant, Quarry	Mineral Products
Texas, Texas City	Plant	Specialty Chemicals
Wisconsin, Pembine	Plant, Quarry	Mineral Products
International
Belgium, Sint-Niklaas	Sales Office, Distribution Center	Specialty Chemicals
Brazil, Cabreuva	Plant, Research Center, Sales Office	Specialty Chemicals
Brazil, Sao Paulo	Sales Office*, Distribution Center*	Specialty Chemicals
Canada, Leaside, Ontario	Plant, Research Center, Sales Office, Warehouse	Specialty Chemicals
Canada, Mississauga, Ontario	Sales Office*, Distribution Center*	Specialty Chemicals
England, Tadworth	Research Center*, Sales Office*	Specialty Chemicals
Germany
Cologne	European Headquarters*, Research Center*, Sales Office*	Specialty Chemicals
Marl	Plants**, Sales Office**	Specialty Chemicals
India, Nagpur	Plant**	Specialty Chemicals
Japan, Tokyo	Sales Office*	Specialty Chemicals
Scotland, Girvan	Plant	Specialty Chemicals
Mexico, Mexico City	Research Center*, Sales Office*	Specialty Chemicals
Singapore	Sales Office*, Distribution Center*, Asia-Pacific Headquarters*, Warehouse*	Specialty Chemicals

*
Leased property

**
Long-term ground lease

        We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2003, we made capital expenditures in the amount of $62.7 million relating to plant, property and equipment.

Item 3.    Legal Proceedings

  Environmental Claims and Proceedings

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these claims in this report as "Environmental Claims."

        We estimate that our liability in respect of all Environmental Claims, including those relating to our closed Linden, New Jersey plant described below, and certain other environmental compliance expenses, as of December 31, 2003, is approximately $20.8 million, before reduction for insurance recoveries included in our balance sheet of $28.1 million that relate to both past expenses and estimated future liabilities, which we refer to as "estimated recoveries." While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

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

        In June 1997, G-I Holdings Inc. commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities, including ISP, in the Superior Court of New Jersey-Somerset County, seeking amounts substantially in excess of the estimated recoveries. This action was removed in February 2001 to the United States Bankruptcy Court for the District of New Jersey in connection with the filing of G-I Holdings' Chapter 11 petition. In November 2002, all parties consented to have the action remanded to the Superior Court of New Jersey-Somerset County, where it remains pending. While ISP believes that the claims are meritorious, it cannot be certain that it will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries. Unless otherwise indicated by the context, "G-I Holdings" refers to G-I Holdings Inc. and any and all of its predecessors, including GAF Corporation and GAF Fiberglass Corporation.

        In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances, currently $7.5 million, to guarantee our performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the New Jersey Department of Environmental Protection issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the New Jersey Department of Environmental Protection order at a cost of approximately $13.2 million. See Item 1, "Business—Environmental Services."

  Stockholder Litigation Against ISP

        In connection with ISP's going private transaction that was completed on February 28, 2003, six purported class action lawsuits were filed on behalf of ISP stockholders in July 2002 in the Court of Chancery of the State of Delaware against ISP and members of its board of directors, which were consolidated. We refer to these lawsuits as the Delaware action. Also in July 2002, a seventh purported class action lawsuit was filed on behalf of ISP stockholders in the United States District Court for the District of New Jersey against ISP and members of its board of directors, which we refer to as the New Jersey action. The plaintiffs in the Delaware action and the New Jersey action variously sought a court order enjoining the going private transaction, an award of unspecified damages and attorneys' fees, the unwinding of any transaction and other unspecified equitable relief.

        The parties to the Delaware action reached a settlement of that litigation and following a hearing on August 14, 2003, the settlement was approved by the Court of Chancery, which approval became a final order. As a result of the settlement, all claims were dismissed without any admission of fault by the defendants and all defendants were released from any and all claims made or that could have been made by the plaintiffs and all members of a purported plaintiff class consisting of all record and beneficial holders of ISP common stock related to the going private transaction (including the claims made in the New Jersey action). In September 2003, the New Jersey action was dismissed with prejudice based upon the final order of the Court of Chancery in the Delaware action.

        See Notes 8 and 22 to our consolidated financial statements included in this annual report on Form 10-K for additional information about legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        All of our common stock is owned by IS Holdings. All of the common stock of each of the additional registrants is owned, directly or indirectly, by us. Accordingly, there is no public trading market for our or the additional registrants' common stock.

        In 2002 and 2003, we declared and paid dividends of $0 and $50 million, respectively, to IS Holdings. In 2003 we received a $50 million capital contribution from IS Holdings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-22 and page F-51 respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data

        See page F-23.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market Sensitive Instruments and Risk Management" on page F-20.

Item 8.    Financial Statements and Supplementary Data

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-26 to F-81.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no disagreements with accountants on accounting or financial disclosures during the last two fiscal years. On June 20, 2002, we replaced Arthur Andersen LLP as our independent public accountants and engaged KPMG LLP to serve as our independent public accountants. For more information with respect to this matter, see our current report on Form 8-K filed on June 24, 2002.

Item 9A.    Controls and Procedures

        Disclosure Controls and Procedures:    Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

        Internal Control Over Financial Reporting:    There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal year 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Stockholder Matters

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions

        Omitted pursuant to General Instruction 1(2)(c) of Form 10-K.

Item 14.    Principal Accountant Fees and Services

        The following table presents fees for professional services rendered by our independent public accountants, KPMG LLP, for the fiscal years ended December 31, 2002 and 2003.

Audit and Non-Audit Fees(1)

	2002	2003
	(dollars in thousands)
Audit Fees(2)	$664	$677
Audit-Related Fees(3)	27	50
Tax Fees(4)	250	413
All Other Fees	—	—

Total	$941	$1,140

(1)
On June 20, 2002, we replaced Arthur Andersen LLP as our independent public accountants and appointed KPMG LLP as our new independent public accountants.

(2)
Audit fees relate to professional services rendered by KPMG in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.

(3)
Audit-related fees include professional services rendered by KPMG related to consultation on accounting standards or transactions including ISP's going private transaction, and audits of employee benefit plans.

(4)
Tax fees include professional services rendered by KPMG in connection with tax compliance, preparation of foreign tax returns, rendering advice with regard to tax audits and other tax consulting. We do not engage KPMG to perform personal tax services for our executive officers.

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

        Our Board of Directors approves, prior to the audit engagement, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from KPMG during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial or accounting officer as required.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report:

    (a)
    (1) Financial Statements: See Index on page F-1.

    (a)
    (2) Financial Statement Schedules: See Index on page F-1.

    (a)
    (3) Exhibits:

Exhibit Number	Description
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

10.2
Amendment No. 1 to the Amended and Restated Management Agreement, dated as of January 1, 2000 by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.2 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K")).
10.3
Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. incorporated by reference to Exhibit 10.3 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).
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
10.5
Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.5 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6
Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.1 to International Specialty Holdings Inc.'s Form 10-Q for the Quarterly Period ended March 30, 2003).
10.7
Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of ISP Holdings Inc. (Registration No. 333-17827) (the "Holdings Registration Statement")).
10.8
Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings Inc., International Specialty Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).
10.9
Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to Exhibit 10.8 to the ISP Chemco Registration Statement).

10.10
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
10.11
Amendment No. 1 to Credit Agreement, dated as of July 24, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Technologies Inc. and ISP Minerals Inc., as borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the ISP Chemco Registration Statement).
10.12
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
16
Letter dated June 21, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission regarding the change in certifying accountant (incorporated by reference to Exhibit 16 to ISP Chemco's current report on Form 8-K filed June 24, 2002).
31.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

(b)
Reports on Form 8-K

        No current reports on Form 8-K were filed in the fourth quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISP CHEMCO INC.
By:	/s/ NEAL E. MURPHY Neal E. Murphy Senior Vice President and Chief Financial Officer

Date: March 23, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

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

Date: March 23, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2004, by the following persons on behalf of the additional registrants and in the capacities indicated.

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

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

ISP CHEMCO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        ISP Chemco Inc. is a wholly owned subsidiary of International Specialty Holdings Inc., which is a wholly owned subsidiary of International Specialty Products Inc., which we refer to as "ISP." Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.

        We are a leading multinational manufacturer of a broad spectrum of specialty and industrial chemicals and mineral products. Over the last several years, we have increased our focus on our higher margin consumer-oriented and service intensive businesses while consolidating and downsizing our low margin butanediol business and controlling costs. We have increased our consumer-oriented focus through new, more profitable product offerings, enhanced technical capabilities and penetration into new markets. We also have supplemented our internal resources with strategic alliances and complementary acquisitions. We improved our costs through operating efficiencies and plant consolidations.

        Effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Consistent with the business focus described above, we now report three business segments: specialty chemicals, industrial chemicals and mineral products. Sales and operating income by business segment for the years 2001 and 2002 have been restated to conform to the 2003 presentation.

        We continually explore possible acquisitions where we seek to acquire complementary technologies or products, expand our customer base and leverage our sales and distribution infrastructure and existing client relationships. For example, we acquired our alginates business and now provide naturally derived food thickeners and stabilizers to a variety of markets that complement our existing products and technology, such as pharmaceutical ingredients, food and beverage markets. We also acquired our industrial biocides business that includes a product line of fungicides, preservatives, algaecides and biocides to expand our performance chemicals product line.

        Our net sales for 2003 were $892.9 million, an increase of 6% from sales of $845.3 million in 2002. Our operating income, after excluding certain other operating gains and charges in each year (see "Non-GAAP Financial Measures" below), increased by 8% in 2003 to $132.0 million from $122.6 million in 2002.

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, goodwill and intangible assets, income taxes, environmental liabilities, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

  Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate and adjusts credit limits or the allowance for doubtful accounts based on this periodic review. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our ability to collect on accounts could be negatively impacted, in which case additional allowances may be required.

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

  Goodwill and Other Intangible Assets

        Through December 31, 2001, we amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Other intangible assets are being amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

  Income Taxes

        The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We account for our income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In the determination of our current year tax provision, we assume that all foreign earnings are remitted to the United States, net of applicable foreign tax credits, and since upon remittance such earnings are taxable, we provide federal income taxes on income from our foreign subsidiaries. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, we consider such estimates to be critical to the preparation of our financial statements.

        We believe that our current assumptions and other considerations used to estimate the current year effective rate and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on our consolidated financial statements. A 1% change in the effective tax rate would change the 2003 income tax provision by $0.6 million.

  Environmental Liability

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of our Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. We recognize receivables for estimated environmental insurance recoveries that relate to both past expenses and estimated future liabilities. After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated insurance recoveries and that the insurance recoveries could be in excess of the current estimated liability for all environmental claims, although there can be no assurance in this regard. Significant judgment is involved in estimating environmental liabilities and related insurance recoveries. See Note 22 to consolidated financial statements for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Pension and Other Postemployment Benefits

        We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increases for employees. We set the discount rate assumption annually for our retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by our actuaries and our financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term prospective rate. We revised the expected long-term rate of return assumption for our domestic hourly retirement plan in 2003 to 9.5%, a reduction from its previous level of 11.0%. A 25 basis points increase or decrease in the discount rate would result in a plus or minus $0.1 million annual impact on pension expense and a plus or minus

$0.9 million impact on the projected benefit obligation. A 25 basis points increase or decrease in the expected long-term rate of return on assets would result in a plus or minus $0.1 million annual impact on pension expense.

        Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

Results of Operations

  2003 Compared With 2002

  Overview

        We recorded net income of $46.8 million in 2003 compared with a net loss of $118.3 million in 2002. The results for 2003 include a $1.0 million after-tax cumulative effect of a change in accounting principle from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." The results for 2002 included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

        Income before the cumulative effect of changes in accounting principles was $47.8 million in 2003 compared with $37.1 million in 2002. The results for 2003 include $3.6 million of other operating charges, including a $2.1 million charge for the write-off of production assets related to a discontinued product in the industrial chemicals business segment and a $1.5 million charge for stock option payments related to ISP's going private transaction in the first quarter of 2003 (see Note 17 to consolidated financial statements). The results for 2002 included $12.2 million of other operating gains related to the sale of our FineTech business and to the termination and settlement of contracts and a $7.6 million other operating charge for the write-off of deferred costs related to our Linden, New Jersey property (see Note 6 to consolidated financial statements). The year 2002 also included a $4.3 million pre-tax charge for the early retirement of debt.

        As previously discussed, effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Sales and operating income by business segment for the year 2002 have been restated to conform to the 2003 presentation.

        Net Sales.    Net sales by business segment for the years 2002 and 2003 were:

	Year Ended December 31,
	2002	2003
	(Millions)
Specialty chemicals	$600.8	$623.4
Industrial chemicals	149.4	165.5
Mineral products	95.1	104.0

Net sales	$845.3	$892.9

        Net sales for 2003 were $892.9 million compared with $845.3 million in 2002. The $47.6 million (6%) increase in sales resulted from higher unit volumes in the industrial chemicals and mineral products segments (totaling $24.0 million) and in the pharmaceutical, food, beverage and personal care product lines of the specialty chemicals segment (totaling $19.0 million) and from the favorable impact of the weaker U.S. dollar, primarily in Europe ($40.8 million). These sales gains were partially offset by lower pricing in industrial chemicals, mineral products and personal care (totaling $13.9 million) and lower volumes in the fine chemicals and performance chemicals product lines of the specialty chemicals segment (totaling $22.3 million). On a geographic region basis, sales increased by 16% in Europe, 9% in Asia-Pacific and 7% in Latin America and decreased by 1% in North America.

        Gross Margin.    Our gross margin in 2003 was 34.6% compared with 34.8% in 2002. The gross margin for the specialty chemicals segment increased to 43.0% in 2003 compared with 39.3% in 2002 as a result of higher volumes, manufacturing efficiencies and the favorable impact of the weaker U.S. dollar. The overall reduction in gross margin resulted primarily from the unfavorable effect of the lower pricing in the industrial chemicals and mineral products segments, unfavorable manufacturing costs in mineral products and the impact of lower volumes in the fine chemicals product line.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 3% in 2003 to $176.5 million from $171.2 million in 2002, however, as a percent of sales, decreased to 19.8% in 2003 from 20.3% in 2002. The increase in selling, general and administrative expenses in 2003 related primarily to higher selling and distribution costs as a result of the higher sales levels and the impact of the weaker U.S. dollar, and also to higher administrative and general expenses due to increased compensation-related costs.

        Other operating gains and (charges).    Other operating charges in 2003 totaled $3.6 million and included a $1.5 million charge for compensation expense for stock option payments related to ISP's going private transaction (see Note 17 to consolidated financial statements). In addition, in December 2003, we decided to discontinue the manufacturing process at our Texas City, Texas facility for a product within the industrial chemicals segment. Accordingly, we recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales related to this discontinued product were not material.

        Other operating gains in 2002 included $12.2 million of other operating gains, including a $5.5 million gain on the sale of our FineTech business and $6.8 million of gains from the termination and settlement of contracts. Offsetting these gains was a $7.6 million other operating charge for the write-off of deferred costs related to our Linden, New Jersey property. The write-off related to deferred costs associated with the study and exploration of developing a hazardous waste treatment, storage and disposal facility at the Linden site. This alternative use scenario became less likely with the progress made on other development opportunities at this site. See also Note 6 to consolidated financial statements.

        Operating Income.    Operating income by business segment for the years 2002 and 2003 was:

	Year Ended December 31,
	2002	2003
	(Millions)
Specialty chemicals	$107.9	$125.9
Industrial chemicals	5.9	(11.5)
Mineral products	20.9	13.9

Total segment operating income	134.7	128.3
Unallocated corporate office items	0.1	0.1
Write-off of deferred costs	(7.6)	—

Operating income	$127.2	$128.4

        Operating income in 2003 was $128.4 million compared with $127.2 million in 2002. Excluding the other operating gains and (charges), net, discussed above, operating income on a comparable basis was $132.0 million in 2003, a $9.4 million (8%) increase compared with $122.6 million in 2002 (see "Non-GAAP Financial Measures" below).

        Operating income for the specialty chemicals segment was $125.9 million for 2003 compared with $107.9 million in 2002. On a comparable basis, excluding the aforementioned gains and charges pertaining to specialty chemicals, operating income for the segment improved 33% to $127.0 million compared with $95.7 million in 2002. The improved results were primarily attributable to the personal care, pharmaceutical and beverage product lines (up a combined $36.2 million), mainly due to manufacturing efficiencies (totaling $8.9 million), lower operating expenses (totaling $6.6 million) and higher volumes (a $4.7 million favorable impact). The weaker U.S. dollar in Europe also had a substantial positive impact on operating income for the specialty chemicals segment in 2003 ($20.0 million).

        The industrial chemicals segment recorded an operating loss of $11.5 million in 2003. Excluding the aforementioned other operating charges in 2003 pertaining to industrial chemicals, the operating loss in 2003 was $9.2 million compared with operating income of $5.9 million in 2002. The results were mainly attributable to lower pricing, higher operating expenses and to the adverse impact of the stronger Euro and higher energy costs.

        Operating income for the mineral products segment was $13.9 million in 2003. On a comparable basis, excluding other operating charges in 2003 pertaining to mineral products, operating income was $14.1 million for 2003 compared with $20.9 million in 2002. The 33% decline from 2002 was due to unfavorable manufacturing costs and, to a lesser extent, unfavorable pricing, partially offset by higher volumes.

        Interest Expense.    Interest expense for 2003 was $52.1 million, a $7.5 million (13%) decrease from the $59.6 million recorded in 2002. The lower interest expense was primarily attributable to lower average borrowings ($4.5 million impact) and, to a lesser extent, lower average interest rates ($3.0 million impact).

        Other Expense, net.    Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $2.0 million in 2003 compared with $6.8 million in 2002. The lower expense in 2003 was due primarily to favorable foreign exchange as a result of the weaker U.S. dollar, mainly in Europe, partially offset by $0.9 million higher environmental liability provisions related to discontinued operations.

        Income Taxes.    In 2003, we recorded a provision for income taxes of $26.4 million. Our effective tax rate for 2003 was 35.6%, relatively consistent with an effective tax rate of 34.3% for 2002.

Business Segment Review

        A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the year 2002 have been restated to conform to the 2003 presentation. The operating income for each business segment discussed below is adjusted for the non-GAAP financial measures in the table below. See Notes 19 and 20 to consolidated financial statements for additional business segment and geographic information.

  Non-GAAP Financial Measures

        The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to accounting principles generally accepted in the United States of America. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with accounting principles generally accepted in the United States of America.

	Year Ended December 31,
	2002	2003
	(Millions)
Reconciliation of non-GAAP financial measures:
Operating income per GAAP	$127.2	$128.4
Non-GAAP adjustments:
Less: Other operating (gains) charges(1)	(4.6)	3.6

Operating income as adjusted	$122.6	$132.0

Supplemental Business Segment Information:
Operating income:
Operating income per GAAP—Specialty Chemicals	$107.9	$125.9
Non-GAAP adjustments(1)	(12.2)	1.1

Operating income—Specialty Chemicals as adjusted	$95.7	$127.0

Operating income (loss) per GAAP—Industrial Chemicals	$5.9	$(11.5)
Non-GAAP adjustments(1)	—	2.3

Operating income—Industrial Chemicals as adjusted	$5.9	$(9.2)

Operating income per GAAP—Mineral Products	$20.9	$13.9
Non-GAAP adjustments(1)	—	0.2

Operating income—Mineral Products as adjusted	$20.9	$14.1

Total segment operating income as adjusted	$122.5	$131.9
Unallocated corporate office per GAAP	0.1	0.1

Operating income as adjusted	$122.6	$132.0

(1)
Non-GAAP adjustments for the year 2003 include a $2.1 million other operating charge for the write-off of fixed assets at our Texas City, Texas facility related to a manufacturing process for a discontinued product within the industrial chemicals segment. Non-GAAP adjustments for the year 2003 also include an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction. The non-GAAP adjustments for the year 2002 included a $7.6 million write-off of deferred costs related to our Linden, New Jersey property. This charge was not allocated to the current operating business segments because the Linden property is a non-operating property. In addition, the non-GAAP adjustments for the year 2002 included other operating gains of $12.2 million, consisting of a gain of $2.8 million for a contract termination related to the sale of our company's FineTech business, a $5.5 million gain from the sale of the FineTech business and a $3.9 million gain on a contract settlement.

  Specialty Chemicals

        Sales for the specialty chemicals segment in 2003 were $623.4 million compared with $600.8 million in 2002. The $22.6 million (4%) increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($29.0 million) and higher unit volumes in the pharmaceutical, food, beverage and personal care product lines (totaling $19.0 million). Partially offsetting these sales increases were lower unit volumes in the fine chemicals and performance chemicals product lines (totaling $22.3 million), partially as a result of the loss of sales due to the termination of the supply and license agreement in 2002 with Polaroid ($9.1 million), and unfavorable pricing ($3.8 million), primarily in the personal care product line. Favorable pharmaceutical volumes were primarily attributable to strong growth in the oral care market in North America and the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants), while higher food volumes resulted primarily from the acquisition of Germinal S.A. in May 2003 (see Note 18 to consolidated financial statements). Increased personal care volumes resulted from strong sales of sunscreens in North America and Europe, while higher beverage volumes were due to growth in Europe and Asia-Pacific.

        Operating income for the specialty chemicals segment increased by 33% for the year 2003 to $127.0 million compared with $95.7 million in 2002. The improved results were primarily attributable to the personal care, pharmaceutical and beverage product lines (up a combined $36.2 million), mainly due to manufacturing efficiencies (totaling $8.9 million), lower operating expenses (totaling $6.6 million) and higher volumes (a $4.7 million favorable impact), partially offset by unfavorable pricing ($3.8 million in total for the specialty chemicals segment). The weaker U.S. dollar in Europe also had a substantial positive impact on operating income for the specialty chemicals segment in 2003 ($20.0 million). The improved results for this segment were adversely impacted by the impact of lower volumes in the fine chemicals product line ($6.2 million), mainly due to the loss of sales to Polaroid.

  Industrial Chemicals

        Sales for the industrial chemicals segment in 2003 were $165.5 million compared with $149.4 million in 2002. The 11% increase in sales was attributable to higher unit volumes ($10.8 million) and the favorable effect of the weaker U.S. dollar ($11.8 million), partially offset by the continuing adverse effect of unfavorable pricing ($6.4 million).

        The industrial chemicals segment recorded an operating loss of $9.2 million in 2003 compared with operating income of $5.9 million in 2002. The results for this business have been adversely impacted by the stronger Euro on European-based manufacturing costs ($6.6 million). The unfavorable results also included higher energy costs and operating expenses ($8.0 million) and unfavorable pricing ($6.4 million), partially offset by manufacturing efficiencies ($4.9 million) and the impact of higher volumes ($1.6 million).

        We anticipate ongoing pressure on our pricing and revenue related to commodity type butanediol and related solvents and intermediates. A key competitor in this market completed construction of additional production capacity in Europe for these products during the third quarter of 2002. Due to the large oversupply in the market, a new plant scheduled to be brought on stream by another competitor at the end of 2003 has been delayed. The oversupply of these products to the merchant market is resulting in increased downward pressure on pricing.

  Mineral Products

        Sales for the mineral products segment for 2003 were $104.0 million compared with $95.1 million in 2002. The 9% increase was due to higher unit volumes ($13.3 million) and included $4.4 million (20%) of higher third party sales and $4.5 million (6%) of higher sales to Building Materials Corporation of America, an affiliate, which we refer to as "BMCA." The sales growth was partially offset by lower pricing ($4.4 million) due to unfavorable customer contract pricing.

        Operating income for 2003 was $14.1 million compared with $20.9 million in 2002. The $6.8 million (33%) decrease in operating income was due to unfavorable manufacturing costs ($7.5 million), primarily as a result of higher energy costs and to the unfavorable pricing ($4.4 million).

Results of Operations

  2002 Compared With 2001

  Overview

        We recorded a net loss of $118.3 million in 2002 compared with net income of $32.8 million in 2001. In accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we completed a transitional test for impairment of goodwill and, accordingly, recorded a $155.4 million charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle. The write-off represented the goodwill associated with the reporting units included in our specialty chemicals and industrial chemicals business segments and was based upon our estimate of fair value for these businesses, considering expected future cash flows and profitability. The results for 2001 included an after-tax charge of $0.4 million for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        Income before the cumulative effect of changes in accounting principles was $37.1 million in 2002 compared with $33.2 million in 2001. The improved results in 2002 were attributable to $13.9 million higher operating income, $12.1 million lower interest expense, $3.3 million higher other operating gains and (charges), net, and $9.0 million lower other expense, net, offset by the absence of investment income in 2002 as a result of a corporate restructuring in June 2001 compared with investment income of $27.5 million in the six-month period prior to the restructuring (see Note 1 to consolidated financial statements). Year 2002 results also included a pre-tax charge of $4.3 million on the early retirement of debt, while operating income for 2001 included $16.5 million of goodwill amortization, prior to the adoption of SFAS No. 142.

        As previously discussed, effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Sales and operating income by business segment for the years 2001 and 2002 have been restated to conform to the 2003 presentation.

        Net Sales.    Net sales by business segment for the years 2001 and 2002 were:

	Year Ended December 31,
	2001	2002
	(Millions)
Specialty chemicals	$552.8	$600.8
Industrial chemicals	153.7	149.4
Mineral products	80.7	95.1

Net sales	$787.2	$845.3

        Net sales for 2002 were $845.3 million compared with $787.2 million in 2001. The $58.1 million (7%) increase in sales resulted primarily from the contribution to sales from the biocides business ($31.4 million), which we acquired on December 31, 2001, and higher unit volumes in the mineral products and industrial chemicals segments (totaling $23.9 million) and the pharmaceutical and personal care product lines (totaling $23.1 million). The weaker U.S. dollar in Europe also had a favorable impact ($9.5 million) on net sales. Partially offsetting these sales gains was lower pricing in the industrial chemicals segment and the fine chemicals and personal care product lines (totaling $26.3 million) and lower volumes in the fine chemicals product line ($4.4 million). On a geographic region basis, sales increased by 10% in North America, 5% in Europe, 7% in Latin America and 3% in Asia-Pacific.

        Gross Margin.    Our gross margin in 2002 decreased to 34.8% from 36.4% in 2001. The reduction in gross margin resulted primarily from the lower pricing in the industrial chemicals segment and the fine chemicals and personal care product lines and from unfavorable results in the fine chemicals product line due to the Polaroid bankruptcy in the fourth quarter of 2001.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 8% in 2002 to $171.2 million from $158.1 million in 2001, however, as a percent of sales, remained almost level at 20.3% in 2002 versus 20.1% in 2001. The increase in selling, general and administrative expenses in 2002 related primarily to the newly acquired biocides business, in addition to higher selling and distribution costs as a result of the higher sales levels.

        Other operating gains and (charges), net.    Other operating gains, net, in 2002 totaled $5.4 million and included $12.2 million of other operating gains, including a $5.5 million gain on the sale of our FineTech business and $6.8 million of gains from the termination and settlement of contracts. Offsetting these gains was a $7.6 million other operating charge for the write-off of deferred costs related to our Linden, New Jersey property. The write-off related to deferred costs associated with the study and exploration of developing a hazardous waste treatment, storage and disposal facility at the Linden site. This alternative use scenario became less likely with the progress made on other development opportunities at this site. See also Note 6 to consolidated financial statements. Other operating gains in 2001 totaled $2.1 million and included a $1.6 million gain on an insurance claim related to an industrial accident at one of our manufacturing facilities and a $0.5 million gain from the reversal of excess restructuring severance reserves from our year 2000 restructuring program.

        Operating Income.    Operating income by business segment for the years 2001 and 2002 was:

	Year Ended December 31,
	2001	2002
	(Millions)
Specialty chemicals	$90.2	$107.9
Industrial chemicals	11.3	5.9
Mineral products	10.7	20.9

Total segment operating income	112.2	134.7
Unallocated corporate office items	1.1	0.1
Write-off of deferred costs	—	(7.6)

Operating income	$113.3	$127.2

        Operating income in 2002 was $127.2 million compared with $113.3 million in 2001. Excluding $4.6 million of other operating gains in 2002 and the $1.6 million other operating gain in 2001 relating to the insurance claim, and also excluding $16.5 million of goodwill amortization in 2001, operating income on a comparable basis was $122.6 million in 2002, a $5.6 million (4%) decrease versus $128.2 million in 2001 (see "Non-GAAP Financial Measures" below). The lower comparable operating results were primarily attributable to lower pricing in the industrial chemicals segment and the personal care product line (totaling $22.4 million), unfavorable volumes, pricing and mix in the fine chemicals product line ($19.0 million) and higher manufacturing costs in the personal care product line ($5.5 million). Partially offsetting these adverse factors was the contribution to income from the biocides business and the impact of higher volumes in the pharmaceutical and personal care product lines and the mineral products segment (totaling $20.0 million) and favorable manufacturing efficiencies in the fine chemicals and performance chemicals product lines (totaling $9.1 million) and the mineral products and industrial chemicals segments (totaling $4.9 million). The weaker U.S. dollar in Europe also had a positive impact on operating income in 2002 ($8.2 million).

        Interest Expense.    Interest expense for 2002 was $59.6 million, a $12.1 million (17%) decrease from the $71.7 million recorded in 2001. The lower interest expense was attributable to lower average borrowings ($12.6 million impact), as a result of the 2001 financing transactions discussed below in "—Liquidity and Financial Condition," partially offset by higher average interest rates ($0.5 million impact).

        Investment Income.    Investment income in 2001 was $27.5 million prior to a corporate restructuring in June 2001 in which we transferred our investment assets to our parent company, International Specialty Holdings Inc. For additional information regarding the restructuring, see Note 1 to consolidated financial statements.

        Other Expense, Net.    Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $6.8 million in 2002 compared with $15.9 million in 2001. The lower expense in 2002 was due primarily to favorable foreign exchange as a result of the weaker U.S. dollar, mainly in Europe.

        Income Taxes.    In 2002, we recorded a provision for income taxes of $19.4 million. Our effective tax rate for 2002 was 34.3% compared with an effective tax rate of 37.7% for 2001.

  Business Segment Review

        A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the years 2002 and 2001 have been restated to conform to the 2003 presentation. The operating income for each business segment discussed below is adjusted for the non-GAAP financial measures in the table below. See Notes 19 and 20 to consolidated financial statements for additional business segment and geographic information.

  Non-GAAP Financial Measures

        The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to accounting principles generally accepted in the United States of America. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with accounting principles generally accepted in the United States of America.

	Year Ended December 31,
	2001	2002
	(Millions)
Reconciliation of non-GAAP financial measures:
Operating income per GAAP	$113.3	$127.2
Non-GAAP adjustments:
Add back: goodwill amortization	16.5	—
Less: Other operating (gains) charges(1)	(1.6)	(4.6)

Operating income as adjusted	$128.2	$122.6

Supplemental Business Segment Information:
Operating income:
Operating income per GAAP—Specialty Chemicals	$90.2	$107.9
Non-GAAP adjustments:
Goodwill amortization	10.6	—
Other operating (gains) charges(1)	—	(12.2)

Operating income—Specialty Chemicals as adjusted	$100.8	$95.7

Operating income per GAAP—Industrial Chemicals	$11.3	$5.9
Non-GAAP adjustments:
Goodwill amortization	2.8	—
Other operating (gains) charges(1)	(1.6)	—

Operating income—Industrial Chemicals as adjusted	$12.5	$5.9

Operating income per GAAP—Mineral Products	$10.7	$20.9
Non-GAAP adjustments—goodwill amortization	3.1	—

Operating income—Mineral Products as adjusted	$13.8	$20.9

Total segment operating income as adjusted	$127.1	$122.5
Unallocated corporate office per GAAP	1.1	0.1

Operating income as adjusted	$128.2	$122.6

(1)
Non-GAAP adjustments for the year 2002 included a $7.6 million write-off of deferred costs related to our Linden, New Jersey property. This charge was not allocated to the current operating business segments because the Linden property is a non-operating property. In addition, the non-GAAP adjustments for the year 2002 included other operating gains of $12.2 million, consisting of a gain of $2.8 million for a contract termination related to the sale of our company's FineTech business, a $5.5 million gain from the sale of the FineTech business and a $3.9 million gain on a contract settlement. Non-GAAP adjustments for the year 2001 represent an other operating gain of $1.6 million on an insurance claim related to an industrial accident in 2001 at one of our manufacturing facilities. In accordance with SFAS No. 142, previously discussed, goodwill is no longer amortized. Therefore, for comparability, operating income and operating income for each segment have been adjusted in the table above for goodwill amortization charges in 2001.

  Specialty Chemicals

        Sales for the specialty chemicals segment in 2002 were $600.8 million compared with $552.8 million in 2001. The $48.0 million (9%) increase in sales was mainly attributable to the contribution to sales from the biocides business ($31.4 million) acquired at the end of 2001. In addition, the higher sales were attributable to higher unit volumes in the pharmaceutical and personal care product lines (totaling $23.1 million). The weaker U.S. dollar in Europe also had a favorable impact ($6.4 million) on sales. Favorable pharmaceutical volumes were primarily attributable to strong growth in the excipients market (Plasdones for tablet binders and Polyplasdones for tablet disintegrants) and the oral care market. Increased personal care volumes resulted from strong growth in the skin care preservative/waterproofing market and in hair care products due to the styling gel/lotion market. Partially offsetting these sales increases was lower pricing in the fine chemicals and personal care product lines (totaling $8.0 million) and lower unit volumes in the fine chemicals product line ($4.4 million) as a result of the loss of sales due to the termination of the supply and license agreement with Polaroid.

        Excluding the goodwill amortization in 2001 and other operating gains and (charges) discussed above, operating income for the specialty chemicals segment decreased by 5% for the year 2002 to $95.7 million compared with $100.8 million in 2002. The lower operating income for the specialty chemicals segment in 2002 was mainly attributable to lower operating results for the fine chemicals product line, which decreased by $11.3 million in 2002 as a result of the impact of lower volumes and unfavorable pricing and mix (totaling $19.0 million), partially offset by favorable manufacturing efficiencies ($5.4 million). In addition, operating income for the segment was adversely impacted by lower pricing, unfavorable manufacturing and inventory costs and higher operating costs (totaling $11.7 million) in the personal care product line and higher operating expenses in the pharmaceutical and performance chemicals product lines (totaling $6.9 million). Offsetting these negative factors in 2002 was the contribution to income from the newly acquired biocides business, the impact of higher volumes in the pharmaceutical and personal care product lines (totaling $11.5 million) and the favorable effect on the segment's income from the weaker U.S. dollar in Europe ($5.6 million).

  Industrial Chemicals

        Sales for the industrial chemicals segment decreased by $4.3 million (3%) in 2002 to $149.4 million compared with $153.7 million in 2001 as a result of unfavorable pricing ($18.3 million), partially offset by higher volumes ($10.8 million) and the favorable effect of the weaker U.S. dollar in Europe ($3.1 million). Average market selling prices of butanediol decreased in 2002 compared with 2001 levels due to weakening demand and due to new capacity coming on stream in Europe. Operating income for the industrial chemicals segment declined by $6.6 million (53%) to $5.9 million in 2002 from $12.5 million in 2001 as a result of the lower pricing, partially offset by favorable manufacturing efficiencies ($1.8 million) due to lower raw material and energy costs, the impact of the higher volumes and mix ($4.2 million), the favorable effect of the weaker U.S. dollar ($2.6 million) and lower operating expenses.

  Mineral Products

        Sales for the mineral products business segment were $95.1 million in 2002, a $14.4 million (18%) increase compared with sales of $80.7 million in 2001, while operating income increased by $7.1 million in 2002 to $20.9 million compared with $13.8 million in 2001. Sales to BMCA increased by $9.8 million (15%), while third party sales increased by $4.7 million (27%). The sales growth was predominantly due to higher volumes ($13.1 million) as a result of increased demand for roofing granules for laminate shingles and an increase in overall market demand. The higher operating income was attributable to the impact of the increased volumes ($3.3 million) and favorable manufacturing efficiencies ($3.1 million) due to favorable fuel pricing.

Liquidity and Financial Condition

  Cash Flows and Cash Position

        During 2003, our net cash flow before financing activities was $51.6 million, including $121.6 million of cash generated from operations and the reinvestment of $70.0 million for capital programs and the acquisition of Germinal S.A. (see Note 18 to consolidated financial statements).

        Operating Activities.    Net cash generated from operating activities totaled $121.6 million for the year 2003, compared with $148.5 million in 2002. The cash flow from operations in 2003 principally represented our net income of $46.5 million plus non-cash charges to income totaling $77.9 million, mainly depreciation expense and deferred income taxes. The decrease in cash flows from operating activities in 2003 was primarily attributable to working capital activity. Cash generated from a decrease in working capital totaled $35.9 million in 2002, including a $22.1 million decrease in inventories as a result of an inventory reduction program, a $7.8 million decrease in receivables which was attributable to a settlement of receivables related to the Polaroid bankruptcy, and a $7.3 million net increase in payables and accrued liabilities. In 2003, cash invested in additional working capital totaled $1.2 million, including an $8.1 million increase in inventories and a $9.7 million increase in receivables as a result of higher sales, partially offset by a $10.3 million tax refund received by one of our international subsidiaries.

        Investing Activities.    Net cash used in investing activities in 2003 totaled $70.0 million. Capital expenditures in 2003 were $62.8 million compared with $50.5 million and $53.0 million in 2002 and 2001, respectively.

        In May 2003, we acquired 100% of the stock of Germinal S.A., a supplier of food ingredients to the meat and dairy industry in southern Latin America, for $7.3 million in cash, net of $0.4 million cash acquired. Germinal has a manufacturing facility at its headquarters in Cabreuva, Brazil. Additional payments of up to $2.7 million may be payable if certain revenue targets are achieved over the 24 months following the date of acquisition.

        Financing Activities.    Net cash used in financing activities in 2003 totaled $32.7 million, primarily reflecting a $31.2 million loan to a related party. In July 2003, the ISP parent company acquired the synthetic rubber business of Ameripol Synpol Corporation. Effective July 28, 2003, we entered into a promissory note agreement with ISP Elastomers whereby we may from time to time loan to ISP Elastomers the principal amount of up to $50.0 million. The interest rate on the note is at a rate per annum of 1.65%, and the note is due and payable on July 28, 2006. The balance of the loan outstanding at December 31, 2003 was $31.2 million.

        Financing activities in the year 2003 also included $2.8 million of repayments of long-term debt, a $50.0 million dividend to our parent company and $51.5 million of capital contributions from our parent company, including a $1.5 million capital contribution for the termination and payment of stock option plans related to the ISP going private transaction in the first quarter of 2003 (see Note 17 to consolidated financial statements).

        As a result of the foregoing factors, cash and cash equivalents increased by $23.1 million during 2003 to $56.4 million.

  Current Maturities of Long-Term Debt

        As of December 31 2003, our current maturities of long-term debt, scheduled to be repaid during 2004, totaled $2.7 million, including $2.3 million related to the term loan under the Senior Credit Facilities.

  Debt Instruments, Financial Covenants and Restrictions and Available Credit Facilities

        During 2001, we and three of our wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011, which we refer to as the "2011 Notes." The 2011 Notes are guaranteed by substantially all of our domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limitations on our ability and our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

        In June 2001, in a related transaction, we and our three subsidiaries which issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities, which we refer to as the "Senior Credit Facilities." The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in June 2006. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. As of December 31, 2003, no borrowings and $9.8 million of letters of credit were outstanding under the revolving credit facility. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of our total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2003 on borrowings under the Senior Credit Facilities was 4.2%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. In addition, the Senior Credit Facilities places limitations on our ability and our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. We and substantially all of our domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of our domestic subsidiaries and 66% of the capital stock of some of our foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for our accounts receivable subsidiary and certain immaterial subsidiaries.

        On December 13, 2001, our parent company, International Specialty Holdings Inc., issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes." The 2009 Notes are secured by a first priority lien on all of our outstanding capital stock. The 2009 Notes are structurally subordinated to all liabilities of our subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of our parent company and its subsidiaries, except unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Investco LLC, a wholly owned subsidiary of our parent company, the subsidiaries of ISP Investco, our accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

        Our borrowings are subject to the application of certain financial covenants contained in the Senior Credit Facilities and in the indenture governing the 2011 Notes. As of December 31, 2003, we were in compliance with those covenants, and the application of those covenants would not have restricted available borrowings under the Senior Credit Facilities. The Senior Credit Facilities and the indenture governing the 2011 Notes limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by us. As of December 31, 2003, under the most restrictive of the limitations, we could have paid dividends and other restricted payments of up to $77.9 million. See Note 14 to consolidated financial statements.

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

  Commercial Commitments

        Our commercial commitments as of December 31, 2003 are as follows:

	Amount of Commitment Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Senior Credit Facilities:
Term loan	$219.4	$2.3	$56.8	$160.3	$—
Revolving credit facility	—	—	—	—	—
Standby letters of credit	9.8	9.8	—	—	—
Lines of credit	0.1	0.1	—	—	—

        The Senior Credit Facilities are comprised of a $225.0 million term loan maturing in 2008 and a $225.0 million revolving credit facility which will terminate in June 2006. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit.

  Capital Expenditures

        Capital expenditures are expected to be approximately $75.0 million in 2004.

  Income Taxes

        For information with respect to income taxes, see Note 8 to consolidated financial statements.

  Inflation

        Inflation generally affects our company by increasing the cost of labor, raw materials and energy costs. We do not believe that inflation has had a significant adverse effect on our results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

  Operating Lease Obligation

        We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first two annual renewal options were exercised during 2002 and 2003, and the third and final renewal option will be exercised during 2004. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. If we do not exercise the purchase option in 2005, we will then be obligated to pay a maximum guaranteed payment amount upon the return of the equipment, currently $32.6 million, reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $4.8 million. This amount of $32.6 million is included in the table below of "Contractual Obligations" within the caption "Operating leases." In December 2003, we received $1.1 million in settlement of amounts due from the Polaroid bankruptcy (see below). In accordance with the Freetown lease agreement, we paid this $1.1 million to the lessor as a prepayment against future rental obligations under the lease.

        As part of our acquisition of the Freetown facility in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner, and the new owner did not assume our long-term supply contract with Polaroid. These events negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant. We have since increased the utilization of the Freetown facility, primarily from additional production of personal care products. We also continue to shift specialty chemicals production to our Columbus, Ohio fine chemicals facility, which currently has excess capacity.

  Environmental Matters

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters. See Note 22 to consolidated financial statements and Item 3, "Legal Proceedings" for further information.

  Contractual Obligations

        We have a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. As a result of the expiration of this contract in March 2004, we have taken the following actions. We have reduced our acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to our Calvert City, Kentucky plant. We have also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        We also have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. We are required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the Calvert City plant acetylene contract is $5.1 million and is included in the table of contractual obligations shown below, together with other contractual obligations related to debt and leases.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term debt	$623.2	$2.7	$57.1	$160.3	$403.1
Unconditional purchase obligations	49.2	5.8	10.6	11.1	21.7
Operating leases	60.5	9.1	39.8	3.9	7.7
Capital lease obligations	0.8	0.5	0.3	—	—

        In May 2003, we entered into a long-term contract with BMCA to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets, which, if the highest discount levels are reached over the term of the contract, could adversely impact gross margins for the mineral products segment.

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

	December 31, 2002		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Millions)
Foreign currency financial instruments	$10.0	$0.1	$—	$—

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

        As of December 31, 2002, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $10.0 million. There were no outstanding forward foreign exchange contracts as of December 31, 2003. All foreign exchange contracts outstanding as of December 31, 2002 were entered into as a hedge of intercompany loans, representing 100% of our foreign currency exposure with respect to such loans.

        In 1998, the Financial Accounting Standards Board, which we refer to as "FASB," issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and SFAS No. 138 require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, which for qualifying hedges, allow a derivative's gains and losses to offset related results on the hedged item in the statement of operations.

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

        The Senior Credit Facilities include a $225.0 million term loan. In 2001, we designated interest rate swaps, with a total notional amount of $100 million, as a hedge of our exposure to changes in the Eurodollar rate under the term loan. The interest rate swaps were structured to receive interest based on the Eurodollar rate and pay interest on a fixed rate basis. The interest rate swaps were designated to have a cash flow hedging relationship whereby the interest rate swaps hedged the risk of changes in the Eurodollar rate related to borrowings against the term loan through July 2002. The interest rate swaps were deemed to be highly effective throughout the term of their designation as a cash flow hedge. Those swaps matured in June and July of 2002. During 2002, $1.5 million related to the interest rate swaps was reclassified and charged against interest expense.

  New Accounting Standards

        In November 2002, the FASB issued FASB Interpretation No. 45, which we refer to as "FIN 45," "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent (as disclosed in Note 14 to consolidated financial statements) is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. We currently do not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed in Note 14 to consolidated financial statements, ISP Chemco's 10 1/4% Senior Subordinated Notes due 2011 are guaranteed by all of ISP Chemco's domestic subsidiaries, other than certain immaterial subsidiaries and our accounts receivable financing subsidiary.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had an immediate impact on our consolidated financial statements.

        In December 2003, the FASB issued a revised FIN 46, "Consolidation of Variable Interest Entities," which had originally been issued in January 2003. In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities subject to FIN 46 shall apply the provisions of FIN 46 no later than the end of the first reporting period that ends after March 15, 2004. Our company does not currently have an interest in a variable interest entity. Therefore, FIN 46 will not have an immediate impact on our consolidated financial statements.

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

ISP CHEMCO INC.

SELECTED FINANCIAL DATA

        The following information sets forth our selected historical consolidated financial data.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(Thousands)
Operating Data:
Net sales	$787,356	$783,941	$787,216	$845,297	$892,931
Operating income	146,527	82,300	113,291	127,242	128,372
Interest expense	68,762	72,347	71,688	59,605	52,132
Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	74,862	142,017	53,282	56,519	74,213
Income from continuing operations before cumulative effect of changes in accounting principles	48,591	92,166	33,210	37,110	47,793
Net income (loss)	73,889	92,166	32,770	(118,290)	46,772
Other Data:
Depreciation	$48,191	$50,894	$52,684	$57,368	$60,473
Amortization of goodwill and intangible assets	16,195	16,042	17,080	824	575
Capital expenditures and acquisitions	108,926	58,382	101,375	61,809	69,985

	December 31,
	1999	2000	2001	2002	2003
	(Thousands)
Balance Sheet Data:
Total working capital	$384,448	$310,888	$212,282	$181,396	$215,128
Total assets	1,805,099	1,923,542	1,698,980	1,342,517	1,436,220
Long-term debt less current maturities	744,633	449,142	719,557	623,008	620,473
Shareholder's equity	593,877	706,649	426,124	327,898	394,382

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of ISP Chemco Inc.:

We have audited the accompanying consolidated balance sheets of ISP Chemco Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholder's equity, and cash flows for the years then ended. In connection with our audits of the 2002 and 2003 consolidated financial statements, we also have audited the 2002 and 2003 consolidated financial statement schedule on page S-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The 2001 consolidated financial statements of ISP Chemco Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the revision described in Note 12 and before the restatement described in Note 19 to the consolidated financial statements, in their report dated February 27, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISP Chemco Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 and 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 12 and 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003, respectively.

As discussed above, the 2001 consolidated financial statements of ISP Chemco Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 12, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. As described in Note 19, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, such transitional disclosures for 2001 in Note 12 are appropriate and such segment adjustments in Note 19 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of ISP Chemco Inc. and subsidiaries other than with respect to such transitional disclosures and such segment adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

                                                                                        /s/ KPMG LLP

Short Hills, New Jersey
February 17, 2004

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

        The following report is a copy of a previously issued report by Arthur Andersen LLP ("Andersen"). The report has not been reissued by Andersen nor has Andersen consented to its inclusion in this annual report on Form 10-K. The 2001 financial statements have been revised to include transitional disclosures to reflect the effects of the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and have been restated to conform to the 2003 composition of reportable segments. The Andersen report refers to the consolidated balance sheets as of December 31, 2000 and 2001 and the consolidated statements of income, shareholder's equity and cash flows for the years ended December 31, 1999 and 2000, which are no longer included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 27, 2002

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Net sales	$787,216	$845,297	$892,931
Cost of products sold	(500,837)	(551,382)	(583,898)
Selling, general and administrative	(158,079)	(171,226)	(176,487)
Other operating gains and (charges), net	2,071	5,377	(3,599)
Amortization of goodwill and intangible assets	(17,080)	(824)	(575)

Operating income	113,291	127,242	128,372
Interest expense	(71,688)	(59,605)	(52,132)
Investment income, net	27,549	—	—
Charge for early retirement of debt	—	(4,294)	—
Other expense, net	(15,870)	(6,824)	(2,027)

Income before income taxes and cumulative effect of changes in accounting principles	53,282	56,519	74,213
Income taxes	(20,072)	(19,409)	(26,420)

Income before cumulative effect of changes in accounting principles	33,210	37,110	47,793
Cumulative effect of changes in accounting principles, net of income tax benefit of $216 in 2001 and $600 in 2003	(440)	(155,400)	(1,021)

Net income (loss)	$32,770	$(118,290)	$46,772

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
	(Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$33,291	$56,426
Accounts receivable, trade, less allowance of $6,022 and $5,848 at December 31, 2002 and 2003, respectively	79,780	86,921
Accounts receivable, other	15,371	19,681
Receivables from related parties	12,412	12,508
Inventories	176,217	187,805
Deferred income tax assets	34,687	25,701
Prepaid expenses	9,822	5,777

Total Current Assets	361,580	394,819
Property, plant and equipment, net	565,441	580,608
Goodwill, net of accumulated amortization of $180,486	325,706	331,101
Intangible assets, net of accumulated amortization of $575 and $1,050 at December 31, 2002 and 2003, respectively	9,442	8,866
Long-term receivable from related party	30,298	32,116
Long-term loan receivable from related party	—	31,231
Other assets	50,050	57,479

Total Assets	$1,342,517	$1,436,220

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$144	$68
Current maturities of long-term debt	2,732	2,722
Accounts payable	53,205	48,701
Accrued liabilities	89,902	94,937
Income taxes payable	34,201	33,263

Total Current Liabilities	180,184	179,691

Long-term debt less current maturities	623,008	620,473

Deferred income taxes	100,715	117,819

Other liabilities	110,712	123,855

Commitments and Contingencies
Shareholder's Equity:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	398,023	399,474
Accumulated deficit	(51,126)	(4,354)
Accumulated other comprehensive loss	(18,999)	(738)

Total Shareholder's Equity	327,898	394,382

Total Liabilities and Shareholder's Equity	$1,342,517	$1,436,220

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$32,770	$(118,290)	$46,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	440	155,400	1,021
Gain on sale of assets	—	(5,468)	—
Write-off of deferred costs and fixed assets	—	7,567	2,148
Depreciation	52,684	57,368	60,473
Amortization of goodwill and intangible assets	17,080	824	575
Deferred income taxes	(5,785)	11,903	13,727
Unrealized losses on securities and other short-term investments	1,039	—	—
(Increase) decrease in working capital items	(61,389)	35,948	(1,156)
Purchases of trading securities	(217,335)	—	—
Proceeds from sales of trading securities	376,292	—	—
Proceeds (repayments) from sale of accounts receivable	(423)	4,268	(1,200)
Increase in other assets	(573)	(347)	(5,593)
Increase (decrease) in other liabilities	(3,693)	(5,585)	2,204
(Increase) decrease in receivables from related parties	4,205	(2,372)	(1,914)
Other, net	6,338	7,322	4,532

Net cash provided by operating activities	201,650	148,538	121,589

Cash flows from investing activities:
Capital expenditures and acquisitions	(101,375)	(61,809)	(69,985)
Proceeds from sale of assets	—	27,271	—
Purchases of available-for-sale securities	(121,299)	—	—
Proceeds from sales of available-for-sale securities	19,700	—	—
Proceeds from sales of other short-term investments	12,529	—	—

Net cash used in investing activities	(190,445)	(34,538)	(69,985)

Cash flows from financing activities:
Increase (decrease) in short-term debt	(108,510)	1	(76)
Proceeds from issuance of debt	628,332	—	—
Decrease in borrowings under revolving credit facility	(100,750)	(95,250)	—
Repayments of long-term debt	(245,982)	(183,466)	(2,805)
Loan to related party	—	—	(31,231)
Call premium on redemption of debt	—	(2,734)	—
Borrowings from parent company	28,915	—	—
(Increase) decrease in restricted cash	(182,130)	182,130	—
Debt issuance costs	(15,506)	(790)	—
Effect of Restructuring — transfer of cash to ISP Investco LLC	(22,220)	—	—
Dividends and distributions to parent company	(35,000)	—	(50,000)
Capital contributions from parent company	38,209	6,891	51,451

Net cash used in financing activities	(14,642)	(93,218)	(32,661)

Effect of exchange rate fluctuations on cash and cash equivalents	(496)	1,679	4,192

Net change in cash and cash equivalents	(3,933)	22,461	23,135
Cash and cash equivalents, beginning of year	14,763	10,830	33,291

Cash and cash equivalents, end of year	$10,830	$33,291	$56,426

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
Accounts receivable	$3,265	$7,762	$(9,742)
Inventories	(35,763)	22,082	(8,147)
Deferred income tax assets	—	—	10,340
Prepaid expenses	(340)	(1,161)	4,045
Accounts payable	(14,941)	9,667	(4,774)
Accrued liabilities	(84)	(6,303)	6,544
Income taxes	(13,526)	3,901	578

Net effect on cash from (increase) decrease in working capital items	$(61,389)	$35,948	$(1,156)

Cash paid during the period for:
Interest (net of amount capitalized)	$46,744	$60,316	$52,287
Income taxes paid (including taxes paid pursuant to the Tax Sharing Agreement)	41,643	4,198	803
Acquisition of FineTech Ltd.:
Fair market value of assets acquired	$26,575
Purchase price of acquisition	22,450

Liabilities assumed	$4,125

Acquisition of industrial biocides business:
Fair market value of assets acquired	$25,879
Purchase price of acquisition	25,879

Liabilities assumed	$—

Acquisition of mineral products facility:
Fair market value of assets acquired		$11,421
Purchase price of acquisition		11,421

Liabilities assumed		$—

Acquisition of Germinal S.A., net of $436 cash acquired:
Fair market value of assets acquired			$7,685
Purchase price of acquisition			7,252

Liabilities assumed			$433

*
Working capital items exclude cash and cash equivalents, short-term debt and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 9); such proceeds are reflected separately in cash from operating activities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2000	$625,254	$12,001	$69,394
Comprehensive income (loss), year ended December 31, 2001: Net income	—	—	32,770	$32,770

Other comprehensive losses, net of tax:
Unrealized holding losses, net of income tax benefit of $39,099	—	(74,884)	—	(74,884)
Less: Reclassification adjustment for losses included in net income, net of income tax benefit of $7,687	—	(574)	—	(574)
Effect of Restructuring	—	40,290	—	40,290

Change in unrealized losses on available-for-sale securities	—	(34,020)	—	(34,020)

Change in unrealized losses on derivative hedging instruments—cash flow hedges:
Net derivative losses, net of tax effect of $1,189	—	(2,198)	—	(2,198)
Less: Reclassification adjustment for losses included in net income, net of tax effect of $667	—	(1,234)	—	(1,234)

Unrealized losses on derivative hedging instruments	—	(964)	—	(964)

Translation adjustment	—	(5,682)	—	(5,682)
Effect of Restructuring	—	(3,364)	—	(3,364)

Net translation adjustment for the year	—	(9,046)	—	(9,046)

Comprehensive loss				$(11,260)

Effect of Restructuring	(272,644)	—	—
Dividends and distributions to parent company	—	—	(35,000)
Capital contribution from parent company	38,209	—	—
Compensation related to ISP restricted stock awards	66	—	—
Compensation related to ISP stock options issued as incentives	104	—	—

Balance, December 31, 2001	$390,989	$(32,029)	$67,164
Comprehensive income (loss), year ended December 31, 2002:
Net loss	—	—	(118,290)	$(118,290)

Other comprehensive income (loss), net of tax:
Change in unrealized losses on derivative hedging instruments—cash flow hedges:
Net derivative losses, net of income tax benefit of $12	—	(22)	—	(22)
Less: Reclassification adjustment for losses included in net loss, net of income tax benefit of $534	—	(986)	—	(986)

Change in unrealized losses on derivative hedging instruments	—	964	—	964

Translation adjustment	—	17,470	—	17,470
Additional minimum pension liability adjustment, net of tax effect of $3,173	—	(5,404)	—	(5,404)

Comprehensive loss				$(105,260)

Capital contribution from parent company	6,891	—	—
Compensation related to ISP stock options issued as incentives	143	—	—

Balance, December 31, 2002	$398,023	$(18,999)	$(51,126)
Comprehensive income, year ended December 31, 2003:
Net income	—	—	46,772	$46,772

Other comprehensive income, net of tax:
Translation adjustment	—	18,977	—	18,977
Additional minimum pension liability adjustment, net of tax effect of $421	—	(716)	—	(716)

Comprehensive income				$65,033

Distribution to parent company	(50,000)	—	—
Capital contributions from parent company	51,451	—	—

Balance, December 31, 2003	$399,474	$(738)	$(4,354)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization

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

        In connection with the financing transactions discussed in Note 14, ISP completed a restructuring (the "Restructuring") of its business in June 2001 in order to separate its investment assets from its chemicals and mineral products businesses. As part of the Restructuring, the Company transferred net assets of approximately $235.7 million, consisting of all of its investment assets, totaling $336.7 million, associated short-term debt and the outstanding stock of certain subsidiaries to a newly formed parent company, International Specialty Holdings Inc., a wholly owned subsidiary of ISP, which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC ("ISP Investco"). Subsequent to the completion of these transactions, the Company's assets consist solely of those related to ISP's chemicals and mineral products businesses.

        The Company is engaged principally in the manufacture and sale of a wide range of specialty and industrial chemicals and mineral products. See Notes 19 and 20 for a description of and financial information relating to the Company's business segments and foreign and domestic operations.

Note 2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; valuation of derivative instruments; assets and obligations related to employee benefits; and other contingencies. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

  Revenue Recognition

        The Company's revenue recognition policy is in accordance with accounting principles generally accepted in the United States of America, which require the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Normal terms for sales of specialty and industrial chemicals are 30 days net. Normal terms for sales of mineral products include a 1% discount if payment is made not later than the 15th of the month following date of sale. There are no special conditions for sales that occur through third party distributors.

  Financial Instruments

        The fair value of cash and cash equivalents, including money market funds, receivables and short-term debt approximate their carrying value due to their short-term nature. See Note 14 for a discussion of the Company's long-term debt. The following table summarizes the notional and fair values of the Company's other financial instruments.

	December 31, 2002		December 31, 2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Millions)
Foreign currency financial instruments	$10.0	$0.1	$—	$—

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

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $5,000 are capitalized if the repair both extends the useful life of an asset beyond its original estimated useful life and adds to the value of the asset. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Capitalized interest charges amounted to $355,000, $157,000 and $284,000 for 2001, 2002 and 2003, respectively.

  Plant Turnaround Costs

        Plant turnarounds are scheduled periodically to complete plant maintenance and replenish catalyst that is utilized in the chemical processes and which has a limited life. Costs related to these turnarounds are charged to operations in the year they are incurred.

  Goodwill

        Goodwill, which arose principally from both the 1989 management-led buyout of the predecessor company to the Company's former parent company, G-I Holdings Inc., and as a result of the Merger (see Note 1), was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See "Valuation of Long-Lived Assets" below and also Note 12.

  Intangible Assets

        The Company's intangible assets at December 31, 2003 were acquired in the acquisition of the Company's biocides business as of December 31, 2001 (see Note 18). Intangible assets with a finite life are amortized on a straight-line basis over the estimated useful lives of the assets and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see below). Intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The useful lives of all intangible assets are evaluated each reporting period to determine if a revision is warranted. See "Valuation of Long-Lived Assets" below and also Note 12.

  Valuation of Long-Lived Assets

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At least annually, and more often if events or circumstances warrant such a review, the Company reviews the recoverability of long-lived assets to be held and used, including goodwill and intangible assets, and identifies and measures any potential impairments. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated undiscounted cash flows from such an asset are less than the carrying value of the asset. If that occurs, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

  Debt Issuance Costs

        Debt issuance costs are amortized to expense over the life of the related debt. Unamortized debt issuance costs of $12.7 and $10.6 million are included in "Other assets" in the Consolidated Balance Sheets at December 31, 2002 and 2003, respectively.

  Environmental Liability

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability with respect to such environmental matters, and certain other environmental compliance expenses, as of December 31, 2002 and 2003, was $22.4 and $20.8 million, respectively, before reduction for insurance recoveries included in the Consolidated Balance Sheets of $24.0 and $28.1 million, respectively. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other assets." See Note 22 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. The effects of these translation adjustments are reported in a separate component of shareholder's equity, "Accumulated other comprehensive loss," and amounted to $(13.6) and $5.4 million as of December 31, 2002 and 2003, respectively. Exchange gains/(losses) arising from transactions denominated in a currency other than the functional currency of the entity involved, principally related to the revaluation of payables and receivables, are included in other expense, net, and amounted to $(4.2), $2.2 and $5.7 million in 2001, 2002 and 2003, respectively.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), unrealized gains and losses from investments in available-for-sale securities, unrealized gains and losses from derivative hedging instruments, foreign currency translation adjustments and additional minimum pension liability adjustments. The Company has chosen to disclose comprehensive income (loss) in the Consolidated Statements of Shareholder's Equity.

        Changes in the components of "Accumulated other comprehensive income (loss)," net of tax, for the years 2001, 2002 and 2003 are as follows:

	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Losses on Derivative Hedging Instruments	Cumulative Foreign Currency Translation Adjustment	Additional Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2000	$34,020	$—	$(22,019)	$—	$12,001
Change for the year 2001	(34,020)	(964)	(9,046)	—	(44,030)

Balance, December 31, 2001	$—	$(964)	$(31,065)	$—	$(32,029)
Change for the year 2002	—	964	17,470	(5,404)	13,030

Balance, December 31, 2002	$—	$—	$(13,595)	$(5,404)	$(18,999)
Change for the year 2003	—	—	18,977	(716)	18,261

Balance, December 31, 2003	$—	$—	$5,382	$(6,120)	$(738)

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a provision for income taxes and/or foreign withholding taxes on the cumulative earnings of foreign subsidiaries, net of any available foreign tax credits. The Company and its subsidiaries are included in a consolidated Federal income tax return filed by ISP and have entered into tax sharing agreements with its parent company, International Specialty Holdings Inc. and with ISP (see Note 8).

  Shipping and Handling Costs

        Shipping and handling costs included in "Selling, general and administrative" expenses amounted to $29.1, $31.2 and $32.4 million for 2001, 2002 and 2003, respectively.

  Research and Development

        Research and development costs are charged to operations as incurred and amounted to $25.4, $26.0 and $25.3 million for 2001, 2002 and 2003, respectively. Such amounts are included in "Selling, general and administrative" expenses in the accompanying Consolidated Statements of Operations.

  Stock-based Employee Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in the Company's 2002 annual report on Form 10-K. However, as discussed in Note 17, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which requires an entity to measure compensation as the amount by which the Book Value (as defined) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

  Foreign Exchange Contracts

        The Company enters into forward foreign exchange instruments in order to hedge a portion of both its borrowings denominated in foreign currency and transactions related to the operations of foreign subsidiaries. All forward contracts are reflected in the Consolidated Balance Sheets at their fair market value.

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

        As of December 31, 2002, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $10.0 million. There were no outstanding forward foreign exchange contracts as of December 31, 2003. All foreign exchange contracts outstanding as of December 31, 2002 were entered into as a hedge of intercompany loans, representing 100% of the Company's foreign currency exposure with respect to such loans. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. See "Derivatives and Hedging" below.

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

        Derivatives held by the Company not designated as hedging instruments include forward foreign exchange instruments. These derivatives are being marked-to-market each period, with unrealized gains and losses included in results of operations. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.

  Reclassifications

        Certain amounts in the 2001 and 2002 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

Note 3.    New Accounting Standards

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. A subsidiary's guarantee of the debt of its parent (as disclosed in Note 14) is not subject to the initial recognition and measurement provisions of FIN 45 but is subject to its disclosure requirements. The Company currently does not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed in Note 14, ISP Chemco's 10 1/4% Senior Subordinated Notes due 2011 are guaranteed by all of ISP Chemco's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had an immediate impact on the Company's consolidated financial statements.

        In December 2003, the FASB issued a revised FIN 46, "Consolidation of Variable Interest Entities," which had originally been issued in January 2003. In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities subject to FIN 46 shall apply the provisions of FIN 46 no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have an interest in a variable interest entity. Therefore, FIN 46 will not have an immediate impact on the Company's consolidated financial statements.

Note 4.    Early Retirement of Debt

        On January 14, 2002, the Company's indirect parent company, ISP, redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003, of which $182.1 million was reflected on the Company's Consolidated Balance Sheet at December 31, 2001. As a result, the Company recorded an extraordinary loss in 2002 on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The Company adopted SFAS No. 145 effective January 1, 2003 and, as a result, the Consolidated Statement of Operations for the year ended December 31, 2002 was restated to reclassify the pre-tax extraordinary charge of $4.3 million on the early retirement of debt to a separate line item of pre-tax income. The tax benefit of $1.5 million related to the extraordinary charge has been reclassified and is included in "Income taxes."

Note 5.    Short-term Investments and Investment Income

        As discussed in Note 1, as part of the Restructuring, the Company transferred all of its investment assets, totaling $336.7 million, to a newly formed parent company, International Specialty Holdings Inc., which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco. The Senior Credit Facilities discussed in Note 14 prohibit the Company from investing in equity securities in excess of $5.0 million.

        Investment income, net, totaled $27.5 million in 2001. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

        Investment income for the year 2001 is comprised of the following:

Year Ended December 31, 2001
(Thousands)
Sales of available-for sale securities:
Gross realized gains	$901
Gross realized losses	(1,786)
Realized and unrealized gains (losses), net, on trading securities and other short-term investments	29,352
Interest and dividend income	1,643
Investment-related expenses	(2,561)

Investment income, net	$27,549

Note 6.    Other Operating Gains and (Charges), Net

        Other operating gains and (charges), net, are comprised of the following:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Write-off of fixed assets	$—	$—	$(2,148)
Compensation expense on settlement of ISP stock options	—	—	(1,451)
Write-off of deferred costs	—	(7,567)	—
Gain on sale of assets	—	5,468	—
Gain on contract termination	—	2,832	—
Gain on contract settlement	—	3,928	—
Reversal of excess restructuring reserves	471	—	—
Gain on insurance claim	1,600	716	—

Other operating gains and (charges), net	$2,071	$5,377	$(3,599)

        In December 2003, the Company decided to discontinue the manufacturing process at its Texas City, Texas facility for a product within the Industrial Chemicals business segment. As a result, the Company recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales of this product in 2001, 2002 and 2003 were immaterial.

        As a result of ISP completing the going private transaction described in Note 17, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, and compensation expense aggregating $1.5 million was recorded in the first quarter of 2003.

        The Company has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the Company's Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than the Company's previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. As a result of the Company's change in development strategy for the Linden property, in 2002, the Company wrote off $7.6 million of deferred costs related to the development of the hazardous waste facility. The remaining Linden assets, which are being held for intended future sale, had a net book value of $18.7 million at December 31, 2003, primarily the cost of the land. The Company has capitalized $3.1 million of costs related to the preparation of the Linden property for sale.

        In December 2001, the Company entered into a letter agreement to sell its pharmaceutical fine chemicals business to Pharmaceutical Resources Incorporated ("PRI"), including its Haifa, Israel-based FineTech, Ltd. research facility and its Columbus, Ohio manufacturing facility. In February 2002, the Company received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, the Company announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, the Company received a $3.0 million break-up fee. Accordingly, the Company recognized a first quarter 2002 pre-tax gain of $2.8 million, representing the total cash received in February and March of 2002 of $3.2 million less related expenses of $0.4 million. Following negotiations with PRI, in April 2002, the Company sold the Haifa-based research facility and intellectual property to PRI for $32.0 million. The Company recorded an additional second quarter 2002 pre-tax gain, after expenses, of $5.5 million related to this sale.

        In the second quarter of 2002, the Company received $4.0 million in settlement of a manufacturing and supply contract with a customer of the fine chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized.

        As part of a 2000 restructuring program, the Company provided $14.4 million to shut down its Seadrift, Texas and Belleville, New Jersey facilities and also shut down production of butanediol at its Texas City, Texas facility. This program was completed in 2001 and $0.5 million of related reserves were reversed to income, principally representing excess severance reserves.

        In 2001, the Company recorded a $1.6 million gain on an insurance claim related to an industrial accident in 2001 at one of the Company's manufacturing facilities. Upon the receipt of cash, an additional $0.7 million gain was recorded in 2002.

Note 7.    Other Expense, Net

        Other expense, net, comprises foreign exchange gains/(losses) resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other expenses that are not associated with ongoing operations or that are caused by events not reflective of the Company's normal business activities. Other expense, net, is comprised of the following:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Foreign exchange gains (losses)	$(4,211)	$2,222	$5,706
Financing costs on sale of accounts receivable (see Note 9)	(1,886)	(995)	(865)
Environmental provision relating to discontinued operations	(2,500)	(1,184)	(2,109)
Legal fees and related costs	(2,463)	(3,131)	(2,370)
Miscellaneous other nonoperating expenses	(4,810)	(3,736)	(2,389)

Other expense, net	$(15,870)	$(6,824)	$(2,027)

Note 8.    Income Taxes

        The provision for income taxes is based on income before income taxes and cumulative effect of changes in accounting principles, as reported for financial statement purposes, and is comprised of the following:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
United States	$37,701	$30,862	$37,857
Foreign	15,581	25,657	36,356

Income before income taxes and cumulative effect of changes in accounting principles	$53,282	$56,519	$74,213

        Income tax (provision) benefit consists of the following:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Federal:
Current	$(17,289)	$(732)	$(6,844)
Deferred	5,861	(12,447)	(11,343)

Total Federal	(11,428)	(13,179)	(18,187)

Foreign:
Current	(7,728)	(6,239)	(4,834)
Deferred	416	692	(2,564)

Total foreign	(7,312)	(5,547)	(7,398)

State and local:
Current	(840)	(535)	(1,015)
Deferred	(492)	(148)	180

Total state and local	(1,332)	(683)	(835)

Income tax provision	$(20,072)	$(19,409)	$(26,420)

        The differences between the income tax provision computed by applying the statutory Federal income tax rate to income before income taxes and cumulative effect of changes in accounting principles, and the income tax provision reflected in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Statutory tax provision	$(18,649)	$(19,782)	$(25,975)
Impact of:
Foreign operations	4,891	(2,954)	(7,524)
State and local taxes, net of Federal benefits	(866)	(444)	(543)
Extraterritorial income exclusion benefit	—	4,200	4,550
Nondeductible goodwill amortization	(5,774)	—	—
Percentage depletion	659	1,403	2,100
Other, net	(333)	(1,832)	972

Income tax provision	$(20,072)	$(19,409)	$(26,420)

        The components of the net deferred tax liability are as follows:

	December 31,
	2002	2003
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$120,581	$149,201
Other	2,206	1,846

Total deferred tax liabilities	122,787	151,047

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	(29,935)	(33,022)
Deferred foreign tax credits	(15,946)	(17,231)
Additional minimum pension liability adjustment	(3,173)	(3,594)
Other	(7,705)	(5,082)

Total deferred tax assets	(56,759)	(58,929)

Net deferred tax liability	66,028	92,118
Deferred tax assets reclassified to current assets	34,687	25,701

Noncurrent deferred tax liability	$100,715	$117,819

        Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2002 and 2003.

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

        The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc. (the "G-I Holdings Group") in certain prior years. Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated Federal income tax returns of the G-I Holdings Group and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Those tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997, because neither the Company nor any of its domestic subsidiaries are members of the G-I Holdings Group for periods after January 1, 1997. In January 2001, G-I Holdings Inc. ("G-I Holdings") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

        On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the surfactants partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $282 million, computed as of December 31, 2003. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. See Note 22—"Commitments and Contingencies."

Note 9.    Sale of Accounts Receivable

        In October 2001, the Company entered into a new agreement for the sale of its domestic receivables. This agreement replaced the previous agreement that terminated in October 2001. The new agreement has a termination date of October 2004 and provides for up to $40.0 million in cash to be made available to the Company based on a planned continuous sale program to a third party. The agreement permits the Company to sell certain domestic trade receivables on a non-recourse basis in exchange for cash. The Company continues to service, administer and collect the trade receivables. At December 31, 2002 and 2003, the cash made available to the Company for the sale of receivables was $31.4 and $30.2 million, respectively. The program is accounted for under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The excess of accounts receivable sold over the net proceeds received is included in accounts receivable, other. The effective cost to the Company varies with LIBOR or commercial paper rates, is included in other expense, net, and amounted to $1.9, $1.0 and $0.9 million in 2001, 2002 and 2003, respectively.

Note 10.    Inventories

        Inventories are comprised of the following:

	December 31,
	2002	2003
	(Thousands)
Finished goods	$113,912	$113,227
Work-in-process	32,407	36,415
Raw materials and supplies	29,898	38,163

Inventories	$176,217	$187,805

        At December 31, 2002 and 2003, $62.0 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used to value these inventories, they would have been $2.8 and $4.2 million higher at December 31, 2002 and December 31, 2003, respectively.

Note 11.    Property, Plant and Equipment

        Property, plant and equipment is comprised of the following:

	December 31,
	2002	2003
	(Thousands)
Land and land improvements	$83,459	$87,898
Buildings and building equipment	122,861	131,454
Machinery and equipment	742,835	787,464
Construction in progress	32,765	41,214

Total	981,920	1,048,030
Less accumulated depreciation	(416,479)	(467,422)

Property, plant and equipment, net	$565,441	$580,608

        See Note 22 for information regarding capital leases.

Note 12.    Goodwill and Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective as of January 1, 2002. In accordance with the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to at least an annual assessment for impairment. Accordingly, the Company completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The write-off represented the goodwill associated with certain reporting units included in the Company's Specialty Chemicals and Industrial Chemicals business segments. The method of determining the loss followed the requirements of SFAS No. 142, under which the fair value of each reporting unit was compared with its carrying amount. An independent appraisal firm used both a present value technique and an analysis of comparable publicly traded chemical companies to determine fair value. The two methods were then correlated by the appraiser based on the relevance and reliability of the two approaches. While the present value technique was only one of the two methods utilized, for that method the independent appraisal firm started with the Company's internal budgets and projections already reviewed and utilized by ISP's Board of Directors. An appropriate terminal value was determined based on the final year's anticipated operating results. Inasmuch as the present value technique looks at future cash flows, interest expense was included in the anticipated cash flows. The independent appraiser utilized a discount rate based on the chemical industry's weighted average cost of capital.

        The Company's annual tests for impairment were conducted in the fourth quarters of 2002 and 2003 based upon the September 29, 2002 and September 28, 2003 balance sheets, respectively. These tests did not result in any additional impairment charges.

        Presented below is a reconciliation showing "Income before cumulative effect of changes in accounting principles" and "Net income (loss)", as reported in the Consolidated Statements of Operations and as adjusted to exclude amortization of goodwill.

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Income before cumulative effect of changes in accounting principles, as reported	$33,210	$37,110	$47,793
Add back: goodwill amortization	16,497	—	—

Adjusted income before cumulative effect of changes in accounting principles	$49,707	$37,110	$47,793

Net income (loss), as reported	$32,770	$(118,290)	$46,772
Add back: goodwill amortization	16,497	—	—

Adjusted net income (loss)	$49,267	$(118,290)	$46,772

        The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the years ended December 31, 2002 and 2003. See Note 19 for a discussion of a change in the composition of the Company's business segments, effective January 1, 2003. Also, see Note 18 for a discussion of the acquisition of Germinal S.A.

	Specialty Chemicals	Industrial Chemicals	Mineral Products	Total Goodwill
	(Thousands)
Balance, January 1, 2002	$371,743	$74,120	$51,539	$497,402
Impairment loss	(81,280)	(74,120)	—	(155,400)
Purchase accounting adjustment related to the acquisition of the biocides business	(1,170)	—	—	(1,170)
Goodwill reduction related to the sale of the FineTech business	(15,126)	—	—	(15,126)

Balance, December 31, 2002	$274,167	$—	$51,539	$325,706
Acquisition of Germinal S.A	5,537	—	—	5,537
Translation adjustment related to the Germinal business goodwill	(142)	—	—	(142)

Balance, December 31, 2003	$279,562	$—	$51,539	$331,101

        The purchase accounting adjustment of $1.2 million in 2002 in the table above resulted from the final valuation of the biocides business during 2002, reflecting a reassessment of the values assigned to goodwill, intangible assets and property, plant and equipment.

        Intangible assets at December 31, 2002 and 2003 relate to the biocides business which was acquired on December 31, 2001. Following is information as of December 31, 2002 and 2003 related to the Company's acquired intangible assets:

		December 31, 2002		December 31, 2003
	Range of Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Thousands)
Amortized intangible assets:
Patents	5-20 years	$669	$(57)	$669	$(113)
Non-compete agreements	2- 5 years	1,571	(485)	1,571	(971)
EPA registrations	5 years	166	(33)	166	(66)

Total amortized intangible assets		2,406	(575)	2,406	(1,150)

Unamortized intangible assets:
Trademarks		2,962	—	2,962	—
EPA registrations		4,648	—	4,648	—

Total unamortized intangible assets		7,610	—	7,610	—

Total intangible assets		$10,016	$(575)	$10,016	$(1,150)

(Thousands)
Aggregate amortization expense:
Year ended December 31, 2001	$583
Year ended December 31, 2002	824
Year ended December 31, 2003	575
Estimated amortization expense:
Year ended December 31,
2004	$290
2005	290
2006	290
2007	26
2008	26

Note 13.    Related Party Transactions

        Included in the Consolidated Balance Sheet at December 31, 2003 is a long-term loan receivable from related party of $31.2 million. In July 2003, the ISP parent company acquired the synthetic rubber business of Ameripol Synpol Corporation. ISP is operating the business under the name ISP Elastomers. Effective July 28, 2003, the Company entered into a promissory note with ISP Elastomers whereby the Company may from time to time loan to ISP Elastomers the principal amount of up to

$50.0 million. The interest rate on the note is at a rate per annum of 1.65%, and the note is due and payable on July 28, 2006. Interest receivable on the loans at December 31, 2003 is included in the receivable from ISP Elastomers in the table below.

        Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

	December 31,
	2002	2003
	(Thousands)
ISP parent company	$(20)	$183
International Specialty Holdings Inc. parent company	—	226
ISP Elastomers	—	1,298
Building Materials Corporation of America ("BMCA")	12,748	11,026
Other	(316)	(225)

Short-term receivables from related parties	12,412	12,508
Long-term receivable from ISP Investco	30,298	32,116

Total receivables from related parties	$42,710	$44,624

        The long-term receivable from ISP Investco of $30.3 and $32.1 million at December 31, 2002 and 2003, respectively, represents an advance in 1995 by ISP (Belgium) N.V., a wholly owned subsidiary of the Company, to ISP (France) SA, a wholly owned subsidiary of ISP Investco. The advance was utilized by ISP (France) to finance its investment in ISP Ireland, a wholly owned subsidiary of ISP Investco. The advance was made pursuant to a financing agreement which guarantees ISP (Belgium) an annual rate of return of 6% and is payable in 2010. Included in interest expense in the Consolidated Statements of Operations in 2001, for the period subsequent to the date of the Restructuring, and in 2002 and 2003 is interest income of $0.8, $1.7 and $1.8 million, respectively, related to this agreement.

        In May 2003, the Company entered into a new, long-term contract with BMCA, an indirect subsidiary of G-I Holdings Inc. and an affiliate of the Company, to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets, which, if the highest discount levels are reached over the term of the contract, could adversely impact gross margins for the Mineral Products segment. In 2003, BMCA and its subsidiaries purchased a total of $77.7 million of mineral products from the Company, representing 8.7% of the Company's total net sales and 74.7% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $63.4 and $73.2 million for 2001 and 2002, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 2002 and 2003 was $11.8 and $10.6 million, respectively.

        Pursuant to a management agreement (the "Management Agreement"), the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to BMCA, the ISP parent company and ISP Investco. Charges by the Company for providing such services aggregated $8.9, $10.3 and $10.9 million for 2001, 2002 and 2003, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable from such affiliates for management fees as of December 31, 2002 and 2003 was $0.4 and $0.9 million, respectively. The Management Agreement is expected to be amended to extend the term of the agreement, effective January 1, 2004, through December 31, 2004. In addition, as part of the Restructuring in June 2001, the Management Agreement was amended to incorporate internal investment-related services to ISP Investco for managing ISP Investco's short-term investment portfolio and generating investment income. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 2003 under the Management Agreement, the aggregate amount payable to the Company under the Management Agreement for 2004 is expected to be approximately $8.6 million.

        Under the terms of the Company's previous bank credit facility, the Company or any of its subsidiaries were permitted to make loans to affiliates, and provide letters of credit issued for the benefit of such affiliates, up to an aggregate amount not to exceed $75.0 million at any time. The Company and its subsidiaries also borrowed from the ISP parent company at the same rates available to the Company under the previous bank credit facility. At December 31, 2000, the Company had $50.0 million in long-term borrowings from the ISP parent company pursuant to a note agreement which was to have matured in December 2006 and $25.0 million in short-term borrowings. Net interest expense on net borrowings from the Company's parent company was $5.0 million in 2001. All such loans were transferred to the Company's parent company, International Specialty Holdings Inc. in connection with the Restructuring in 2001.

        In September 1999, ISP granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of ISP's common stock held in treasury for a purchase price of $9.563 per share, or an aggregate of $3.0 million. Pursuant to the purchase agreement, ISP loaned such officer $3.0 million to purchase the shares of common stock, which loan is evidenced by a recourse demand note with interest at the lowest applicable federal rate. The principal amount of the note is payable in four installments from June 2001 through January 2004. However, if this officer remains continuously employed by the Company through each installment date, the principal amount due on such installment date will be forgiven. As the loan is forgiven, compensation expense is being recorded, including $762,000 in each of the years 2001, 2002 and 2003.

Note 14.    Long-term Debt and Lines of Credit

        Long-term debt is comprised of the following:

	December 31,
	2002	2003
	(Thousands)
Senior Credit Facilities:
Term loan maturing in June 2008	$221,625	$219,375
Revolving credit facility	—	—
10 1/4% Senior Subordinated Notes due 2011	402,796	403,056
Obligations under capital leases (Note 22)	1,319	764

Total long-term debt	625,740	623,195
Less current maturities	(2,732)	(2,722)

Long-term debt less current maturities	$623,008	$620,473

        On June 27, 2001, the Company and three of its wholly owned subsidiaries jointly issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in a restricted cash escrow account and were distributed to the Company's parent, ISP, to retire ISP's 9 3/4% Senior Notes due 2002 (the "2002 Notes"). During the third quarter of 2001, ISP retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of the 2002 Notes were retired on or prior to October 15, 2001. On July 31, 2001, the Company and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in a restricted cash escrow account and was distributed to ISP to retire a portion of ISP's 9% Senior Notes due 2003 (the "2003 Notes").

        On November 13, 2001, the Company and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001 except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in a restricted cash escrow account and were distributed to ISP to retire a portion of ISP's 2003 Notes. ISP retired $16.9 million aggregate principal amount of the 2003 Notes in 2001. On January 14, 2002, utilizing the restricted cash escrow account balance at December 31, 2001, ISP redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes, of which $182.1 million was reflected on the Company's Consolidated Balance Sheet. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded a $4.3 million pre-tax charge in 2002 for the early retirement of debt. The pre-tax charge was comprised of $2.7 million of call premium, $0.2 million of remaining discount amortization and the write-off of $1.4 million of unamortized debt issuance costs.

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

        In June 2001, in a related transaction, the Company and its three wholly owned subsidiaries that issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility that will terminate in June 2006. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. As of December 31, 2003, no borrowings and $9.8 million of letters of credit were outstanding under the revolving credit facility. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of the Company's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2003 on borrowings under the Senior Credit Facilities was 4.2%. Commitment fees are charged to the Company at a rate per annum equal to 0.50% of the average daily unused amount of the revolving credit facility. Commitment fees totaling $0.4, $1.1 and $1.1 million are included in interest expense for 2001, 2002 and 2003, respectively.

        The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. At December 31, 2003, the Company was in compliance with these covenants. In addition, the Senior Credit Facilities limit the ability of the Company and its subsidiaries, except the Company's accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. The Company and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock of some of the Company's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for the Company's accounts receivable subsidiary and certain immaterial subsidiaries.

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

        Borrowings by the Company, including those under the Senior Credit Facilities, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 2009 Notes and the 2011 Notes. As of December 31, 2003, the Company was in compliance with such covenants, and the application of such covenants would not have restricted available borrowings under the Senior Credit Facilities. As of December 31, 2003, under the most restrictive of these limitations, the Company could have paid dividends and other restricted payments of up to $77.9 million.

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

        The Company believes that the fair value of its non-public variable rate indebtedness approximates the carrying value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 2011 Notes as of December 31, 2002 and 2003 was as follows:

	December 31, 2002		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
10 1/4% Senior Subordinated Notes due 2011	$402,796	$413,873	$403,056	$451,423

        The aggregate maturities of long-term debt as of December 31, 2003 for the next five years are as follows:

(Thousands)
2004	$2,722
2005	2,526
2006	54,570
2007	106,883
2008	53,438

        In the above table, maturities for each of the years 2004 and 2005 include $2.3 million of maturities relating to the term loan under the Senior Credit Facilities. Maturities in 2006, 2007 and 2008 include $54.6, $106.9 and $53.4 million, respectively, relating to such term loan.

        At December 31, 2003, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $4.2 million, of which $4.1 million were unused.

        Included in accrued liabilities at December 31, 2002 and 2003 is $23.0 and $22.5 million, respectively of accrued interest on debt.

Note 15.    Asset Retirement Obligations

        The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an ARO of $1.9 million and a net increase in property, plant and equipment of $0.3 million.

        The change in the ARO during the year ended December 31, 2003 is as follows:

(Thousands)
ARO liability recognized as of January 1, 2003	$1,871
Liabilities incurred, year ended December, 2003	28
ARO liability accretion	178

ARO liability balance, December 31, 2003	$2,077

        The pro forma ARO would have been $1.7 million on January 1, 2002 and $1.9 million on December 31, 2002 if SFAS No. 143 had been applied during all periods affected.

        For the year ended December 31, 2001, the net income on a pro forma basis would have been $32.7 million, including an additional $0.1 million due to additional depreciation and liability accretion from AROs. For the year ended December 31, 2002, the net loss on a pro forma basis would have been $118.5 million, including an additional $0.2 million due to additional depreciation and liability accretion from AROs. The net income for the year ended December 31, 2003 would have increased on a pro forma basis by $1.0 million to $47.8 million due to the elimination of the cumulative effect of the change in accounting principle recorded on January 1, 2003 on the adoption of SFAS No. 143.

Note 16.    Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $7.3, $7.6 and $7.6 million for 2001, 2002 and 2003, respectively.

  Defined Benefit Plans

        The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

        ISP Marl GmbH, a wholly owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

        The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

	Hourly Retirement Plan			ISP Marl Plan
	Year Ended December 31,			Year Ended December 31,
	2001	2002	2003	2001	2002	2003
	(Thousands)
Service cost	$247	$290	$241	$133	$46	$92
Interest cost	1,932	2,108	2,098	220	138	191
Expected return on plan assets	(3,084)	(3,316)	(2,863)	—	—	—
Amortization of actuarial losses	36	155	391	—	—	—
Amortization of unrecognized prior service cost	190	301	277	8	5	6

Net periodic pension cost (income)	$(679)	$(462)	$144	$361	$189	$289

        The following tables set forth, for the years 2002 and 2003, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Hourly Retirement Plan and the ISP

Marl Plan. The Company uses a December 31 measurement date for its retirement plans and postretirement medical and life insurance plan.

			ISP Marl Plan
	Hourly Retirement Plan
			Year Ended December 31,
	Year Ended December 31,
	2002	2003	2002	2003
		(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$27,876	$32,410	$3,646	$2,559
Service cost	290	241	46	92
Interest cost	2,108	2,098	138	191
Plan amendments	1,482	—	—	—
Plan settlement	—	—	(1,596)	—
Effect of changes in exchange rates	—	—	423	285
Actuarial losses (gains)	2,181	1,226	(74)	(88)
Benefits paid	(1,527)	(1,672)	(24)	(62)

Benefit obligation at end of year	$32,410	$34,303	$2,559	$2,977

Change in plan assets:
Fair value of plan assets at beginning of year	$30,491	$30,942	$—	$—
Actual return on plan assets	1,352	2,560	—	—
Employer contributions	626	—	—	—
Benefits paid	(1,527)	(1,672)	—	—

Fair value of plan assets at end of year	$30,942	$31,830	$—	$—

Reconciliation of funded status:
Funded status	$(1,468)	$(2,473)	$(2,559)	$(2,977)
Transition obligation	—	—	77	93
Unrecognized prior service cost	2,100	1,823	—	—
Unrecognized actuarial (gains) losses	8,577	9,715	(7)	(97)

Net amount recognized in Consolidated Balance Sheets as (accrued) prepaid benefit cost	$9,209	$9,065	$(2,489)	$(2,981)

Amounts recognized in Consolidated Balance Sheets:
(Accrued) prepaid benefit cost	$—	$—	$(2,489)	$(2,981)
Accrued minimum pension liability	(1,468)	(2 473)	—	—
Intangible asset	2,100	1,823	—	—
Accumulated other comprehensive loss	8,577	9,715	—	—

Net amount recognized in Consolidated Balance Sheets as (accrued) prepaid benefit cost	$9,209	$9,065	$(2,489)	$(2,981)

Change in amounts in other comprehensive loss:
Increase in additional minimum liability	$10,677	$860
(Increase) decrease in intangible asset	(2,100)	277
(Increase) in other comprehensive loss	(8,577)	(1,137)

        The accumulated benefit obligation for all defined benefit pension plans was $35.0 million and $37.3 million at December 31, 2002 and 2003, respectively.

        Information on actual and future expected benefit payments related to the Hourly Retirement Plan follows:

Actual benefit payments:	(Thousands)
2001	$1,417
2002	1,527
2003	1,672

Future expected benefit payments:
2004	$1,900
2005	1,990
2006	2,076
2007	2,220
2008	2,304
2009 through 2013	13,484
	Year Ended December 31,
	2001 (Actual)	2002 (Actual)	2003 (Actual)	2004 (Expected)
	(Thousands)
Employer contributions:
Required	$1,308	$398	$—	$—
Additional discretionary	—	228	—	—

Total	$1,308	$626	$—	$—

	Hourly Retirement Plan		ISP Marl Plan
	December 31,		December 31,
	2002	2003	2002	2003
Weighted-average assumptions:
Discount rate:
As of January 1 (for determining net periodic pension cost and projected benefit obligation for years ended December 31)	7.25%	6.75%	6.5%	6.5%
As of December 31 (for determining projected benefit obligation at December 31)	6.75%	6.25%	6.5%	6.5%
Expected long-term rate of return on assets	11.0%	9.5%	7.0%	7.0%
Rate of compensation increase	N/A	N/A	3.0%	3.0%

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Hourly Retirement Plan:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in assumption:
25 basis points increase in discount rate	$-50	$-900
25 basis points decrease in discount rate	+50	+935
25 basis points increase in rate of return on assets	-75	N/A
25 basis points decrease in rate of return on assets	+75	N/A

        The Company sets the discount rate assumption annually for its retirement-related benefit plans at the measurement dates to reflect the yield of high-quality fixed-income debt instruments. The expected long-term rate of return on assets is derived from a detailed periodic study conducted by the Company's actuaries and the Company's financial management. The study includes a review of anticipated future long-term performance of individual asset categories. While the study gives appropriate consideration to recent plan performance and historical returns, the assumption is primarily a long-term, prospective rate. The Company revised its expected long-term rate of return on assets assumption for the Hourly Retirement Plan in 2003 to 9.5%, a reduction from its previous level of 11.0%.

        At December 31, 2002 and 2003, the asset allocations for the Hourly Retirement Plan, by asset category, are as follows:

	Plan Assets at December 31,
	2002 Actual	2003 Actual	2004 Target %
Asset Category:
Equity securities	42%	39%	30-50%
Fixed income securities	14%	45%	30-50%
Cash and equivalents	42%	15%	5-15%
Other	2%	1%	0-10%

Total	100%	100%

        With the assets in the Hourly Retirement Plan, the Company invests primarily in market-neutral absolute-return strategies which serve to minimize volatility while providing consistent positive returns and preserving capital. These investments include both equity and fixed income securities and may incorporate the use of options, futures and other financial instruments. Implementation of this policy involves investments with outside managers who have expertise in these strategies.

  Postretirement Medical and Life Insurance

        The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

        The net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2001	2002	2003
	(Thousands)
Service cost	$123	$116	$129
Interest cost	679	626	622
Amortization of actuarial losses	64	25	27
Amortization of unrecognized prior service cost	(284)	(284)	(284)

Net periodic postretirement benefit cost	$582	$483	$494

        The following table sets forth, for the years 2002 and 2003, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

	Year Ended December 31,
	2002	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,761	$9,750
Service cost	116	129
Interest cost	626	622
Participant contributions	378	365
Actuarial (gains) losses	(386)	(1,499)
Benefits paid	(745)	(786)

Benefit obligation at end of year	$9,750	$8,581

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	367	421
Participant contributions	378	365
Benefits paid	(745)	(786)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(9,750)	$(8,581)
Unrecognized prior service cost	(1,874)	(1,590)
Unrecognized actuarial losses	1,725	199

Net amount recognized in Consolidated Balance Sheets as accrued benefit cost	$(9,899)	$(9,972)

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's general assets as they are incurred. The Company expects to contribute $358,000 to the plan in 2004. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

Actual benefit payments:	(Thousands)
2001	$1,023
2002	745
2003	786
Future expected benefit payments:
2004	$669
2005	663
2006	662
2007	653
2008	650
2009 through 2013	3,148

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2003 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $400 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit.

	December 31,
	2002	2003
Weighted-average assumptions:
Discount rate:
As of January 1 (for determining net periodic postretirement benefit cost and postretirement benefit obligation for years ended December 31)	7.25%	6.75%
As of December 31 (for determining postretirement benefit obligation at December 31)	6.75%	6.25%
	December 31,
	2002	2003
Assumed health care cost trend rates:
Retirees under age 65:
Health care cost trend rate assumed for the following year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2011
Retirees over age 65:
Health care cost trend rate assumed for all years.	9.0%	9.0%

        The health care cost trend rate assumption has an effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31,
	2002	2003
	(Thousands)
One-percentage-point increase:
Increase in the accumulated postretirement benefit obligation as of December 31	$4	$8
Increase in aggregate service and interest cost	—	—
One-percentage-point decrease:
Decrease in the accumulated postretirement benefit obligation as of December 31	(4)	(8)
Decrease in aggregate service and interest cost	—	—

  Other Benefit Plans

        The Company has a deferred compensation plan that permits eligible executives to defer up to 25 percent of their salary, 100 percent of bonuses and 100 percent of income from the exercise of long-term incentive units (see Note 17). Amounts deferred, through payroll deduction, are contributed by the Company to a grantor trust, of which the Company is the grantor. The employees direct the investment of the amounts held in trust into various available funds. Distributions to participants, less any applicable tax withholding, are made upon the termination, retirement or death of the participant. The balance in the trust of $7.0 million and $7.7 million at December 31, 2002 and 2003, respectively, is included in "Other assets" in the Consolidated Balance Sheets, with the liability of equal amounts included in "Other liabilities." The investments held in the grantor trust are reflected at fair value in the Consolidated Balance Sheets and are marked-to-market each period, with unrealized holding gains and losses included in the results of operations.

        The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense recorded for this plan was $0.7, $1.0 and $0.8 million for 2001, 2002 and 2003, respectively. The liability related to this plan was $9.4 million at December 31, 2002 and 2003 and is included within "Other liabilities."

        In connection with the Company's Supplemental Executive Retirement Plan and postretirement medical and life insurance plan, the Company owns certain life insurance policies with a face value of $111.7 million at December 31, 2003. These policies had a cash surrender value of $45.0 and $48.7 million at December 31, 2002 and 2003, respectively, and policy loans of $43.0 and $46.6 million, respectively. The net cash surrender value at December 31, 2002 and 2003 was $2.0 and $2.1 million, respectively, and is included in "Other assets."

Note 17.    Going Private Transaction by ISP and Stock-based Employee Compensation

        On February 28, 2003, ISP completed a going private transaction whereby stockholders of ISP approved the Agreement and Plan of Merger dated as of November 8, 2002 of International Specialty Products Holdings Inc. with and into ISP and pursuant to which holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned (except as otherwise provided in the merger agreement). As a result of ISP completing this going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million. Compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net" (see Note 6). In addition, outstanding restricted common stock awards were replaced with long-term incentive units of comparable vesting and a value equivalent to the previous awards based on the buyout price of $10.30 per award.

        In February 2000, ISP adopted the 2000 Long-Term Incentive Plan (the "2000 LTI Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible Company employees. The 2000 LTI Plan is administered by a committee (the "Committee") appointed by the Board of Directors of ISP from among the employees of ISP. The Committee in its sole discretion determines the number of Incentive Units to be granted to each employee. Generally, Incentive Units vest cumulatively, in 20% increments over five years, or in 10% increments every six months over five years. Incentive Units expire on the earlier of six years after the date of grant or termination date. Upon the exercise of an Incentive Unit, the employee will receive in cash the excess, if any, of the "Final Value" of such Incentive Units (which Final Value shall equal the value of the Incentive Units as described below as of the latest calculation date) over the value calculated on the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholder's Equity (excluding accumulated other comprehensive income and losses and goodwill impairment losses and including goodwill amortization expense in a manner similar to the periods prior to adopting SFAS No. 142). This value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. The 2000 LTI Plan will terminate five years after its effective date of February 2000, unless terminated sooner by the Committee. Compensation expense related to the 2000 LTI Plan was $3.8, $2.7 and $6.6 million in 2001, 2002 and 2003, respectively. The liability related to the 2000 LTI Plan was $7.4 and $11.6 million at December 31, 2002 and 2003, respectively, and is included in "Other liabilities."

        In May 2003, ISP adopted the 2003 Executive Long-Term Incentive Plan (the "2003 ELTI Plan"), which authorizes the grant of Incentive Units to eligible Company employees. The 2003 ELTI Plan is administered by the Committee which, in its sole discretion, determines the number of Incentive Units to be granted to any one or more eligible employees. Incentive Units normally vest cumulatively, in 20% increments over five years provided, however, that the Committee may in it sole discretion grant Incentive Units with any other vesting schedule. Incentive Units expire on the earlier of ten years after the date of grant or one year after termination date. Upon the exercise of an Incentive Unit, the employee will receive in cash the excess, if any, of the "Final Value" of such Incentive Units (which Final Value shall equal the value of the Incentive Units as described below as of the latest calculation date) over the value calculated on the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholder's Equity (excluding accumulated other comprehensive income and losses). This value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. The 2003 ELTI Plan will terminate ten years after its effective date of May 15, 2003, unless terminated sooner by the Committee. Compensation expense related to the 2003 ELTI Plan was $4.8 million in 2003. The liability related to the 2003 ELTI Plan was $4.8 million at December 31, 2003 and is included in "Other liabilities."

        The following is a summary of activity for Incentive Units related to the 2000 LTI and 2003 ELTI Plans:

	Year Ended December 31,
	2001	2002	2003
	(Thousands of Incentive Units)
Incentive Units outstanding, January 1	3,342	4,207	4,460
Granted	1,273	796	4,152
Exercised	—	(132)	(391)
Forfeited	(408)	(411)	(366)

Incentive Units outstanding, December 31	4,207	4,460	7,855

Note 18.    Acquisitions

        In May 2003, the Company acquired 100% of the stock of Germinal S.A., a supplier of food ingredients to the meat and dairy industry in southern Latin America, for $7.3 million in cash, net of $0.4 million cash acquired. Germinal has a manufacturing facility at its headquarters in Cabreuva, Brazil. In accordance with SFAS No. 141, "Business Combinations," the purchase price was allocated on a preliminary basis to the estimated fair value of the identifiable assets acquired, primarily property plant and equipment, and the excess of $5.5 million was recorded as goodwill. The Company is in the process of evaluating the fair value of the net assets acquired and, therefore, the purchase price allocation is subject to refinement. Additional payments of up to $2.7 million may be payable if certain revenue targets are achieved over the 24 months following the date of acquisition. The results of the Germinal business are included in the Company's results of operations from the date of acquisition and did not have a material impact on the Company's results of operations for the year 2003.

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

Note 19.    Business Segment Information

        The Company is a leading multinational manufacturer of a broad spectrum of specialty and industrial chemicals and mineral products. Effective January 1, 2003, the Company changed the composition of its reportable segments to be consistent with the current structure of the Company's businesses. Over the last several years, the Company has increased its focus on its higher margin consumer-oriented businesses. Consistent with that business focus, the Company now reports three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. Sales and operating income by business segment for the years 2001 and 2002 have been restated to conform to the 2003 presentation.

        Specialty Chemicals.    The Specialty Chemicals business segment is comprised of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines.

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

        The performance chemicals product line includes acetylene-based polymers, vinyl ether monomers, and advanced materials for consumer, agricultural and industrial applications. The Company's acetylene-based chemistry produces a number of performance chemicals for use in a wide range of markets including coatings, agriculture, imaging, detergents, electronics and metalworking. The performance chemicals product line includes the biocides business acquired in December 2001, which is comprised of a broad range of preservatives and fungicides for various product applications, including paints and coatings.

        The Company manufactures a broad range of highly specialized fine chemicals which are sold to the pharmaceutical, biotechnology, agricultural and imaging markets.

        Industrial Chemicals.    The Company's Industrial Chemicals business segment markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), which are sold primarily to industrial markets for use in high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

        Mineral Products.    The Company manufactures semi-ceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at the Company's quarries and sold primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles.

        The following segment data are presented based on the Company's internal management reporting system for the three reportable business segments. The Company evaluates segment performance based on operating income. Therefore, the measure of profit or loss that is reported to management for each segment is operating income. Interest expense, other income and expense items and income taxes are not allocated to the business segments for management reporting. At this time, the Company's internal management reporting system does not report assets by segment for the Specialty Chemicals and Industrial Chemicals business segments as many of the Company's plant assets are utilized by both segments. Therefore, the following asset-related segment data are presented only for the combined Specialty Chemicals and Industrial Chemicals business segments and for the Mineral Products business segment.

        Sales of mineral products to BMCA and its subsidiaries in 2001, 2002 and 2003 accounted for 78.6%, 77.0% and 74.7%, respectively, of the Company's net sales of mineral products, representing 8.1%, 8.7% and 8.7%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 2001, 2002 or 2003.

	Year Ended December 31,
	2001	2002	2003
	(Millions)
Net sales(1):
Specialty Chemicals	$552.8	$600.8	$623.4
Industrial Chemicals	153.7	149.4	165.5
Mineral Products(2)	80.7	95.1	104.0

Net sales	$787.2	$845.3	$892.9

Operating income(1) (3):
Specialty Chemicals	$90.2	$107.9	$125.9
Industrial Chemicals	11.3	5.9	(11.5)
Mineral Products	10.7	20.9	13.9

Total segment operating income	112.2	134.7	128.3
Unallocated corporate office items	1.1	0.1	0.1
Write-off of deferred costs(4)	—	(7.6)	—

Total operating income	113.3	127.2	128.4
Interest expense, investment income (loss) and other expense, net	(60.0)	(70.7)	(54.2)

Income before income taxes and cumulative effect of changes in accounting principles	$53.3	$56.5	$74.2

Assets:
Specialty and Industrial Chemicals	$1,250.9	$1,080.4	$1,107.6
Mineral Products	147.5	148.9	151.6
General Corporate(5)	300.6	113.2	177.0

Total assets	$1,699.0	$1,342.5	$1,436.2

Capital expenditures and acquisitions:
Specialty and Industrial Chemicals	$95.9	$40.5	$59.3
Mineral Products	5.5	21.3	10.7

Total	$101.4	$61.8	$70.0

Depreciation and amortization of goodwill and intangible assets:
Specialty and Industrial Chemicals	$59.1	$50.0	$52.2
Mineral Products	10.7	8.2	8.8

Total	$69.8	$58.2	$61.0

(1)
As discussed above, sales and operating income by business segment for the years 2001 and 2002 have been restated to conform to the 2003 presentation.

(2)
Includes sales to BMCA and its subsidiaries of $63.4, $73.2 and $77.7 million for 2001, 2002 and 2003, respectively.

(3)
Operating income for the Specialty Chemicals business segment for 2001, 2002 and 2003 includes $0.4, $12.2 and $(1.1) million, respectively, of other operating gains (charges). Operating income (loss) for the Industrial Chemicals business segment for 2001, 2002 and 2003 includes $1.7, $0.8 and $(2.3) million, respectively, of other operating gains (charges). Operating income for the Mineral Products business segment for 2003 includes $(0.2) of other operating charges. See Note 6.

(4)
The write-off of deferred costs of $7.6 million in 2002 (see Note 6) relates to the Company's Linden, New Jersey property, a nonoperating property held for intended future sale and therefore not part of the Company's current operating business segments.

(5)
General Corporate assets primarily represent corporate cash and cash equivalents, long-term receivables and loan receivable from related parties, deferred income tax assets and assets related to the Company's Linden property (see Note 6), which are not allocated to business segments. The year 2001 also includes $182.1 million of restricted cash which was used to redeem the remaining 2003 Notes on January 14, 2002 (see Note 14).

Note 20. Geographic Information

        Financial information set forth below for foreign operations represent sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

	Year Ended December 31,
	2001	2002	2003
	(Millions)
Net sales:
North America:
United States	$376.9	$415.4	$407.6
Canada	22.0	23.0	26.4

Total North America	398.9	438.4	434.0

Europe:
Germany	78.6	80.2	93.6
United Kingdom	33.3	38.2	40.0
France	21.5	24.6	31.0
Italy	15.8	15.2	19.3
Spain	13.0	14.3	17.0
Switzerland	11.3	11.2	11.6
Belgium	13.1	6.3	6.9
Netherlands	11.4	11.5	6.8
Other European countries	42.6	50.9	65.6

Total Europe	240.6	252.4	291.8

Asia-Pacific:
Japan	27.2	23.6	26.2
South Korea	16.0	13.4	16.6
China	9.2	12.2	14.5
Australia	10.2	10.9	12.7
Taiwan	8.8	10.0	9.7
Other Asia-Pacific countries	26.8	31.2	30.7

Total Asia-Pacific	98.2	101.3	110.4

Latin America:
Mexico	19.4	21.8	21.5
Brazil	16.4	17.7	19.3
Other Latin American countries	13.7	13.7	15.9

Total Latin America	49.5	53.2	56.7

Total net sales	$787.2	$845.3	$892.9

Property, plant and equipment, net:
United States	$490.1	$493.5	$490.3
Germany	36.9	39.5	48.9
United Kingdom	12.1	14.3	20.1
All other foreign countries	17.6	18.1	21.3

Total property, plant and equipment, net	$556.7	$565.4	$580.6

        Approximately 54% of the Company's sales in 2003 were in foreign countries, which are subject to currency exchange rate fluctuation risks. See Note 2 for a discussion of the Company's policy to manage these risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

Note 21.    Guarantor Financial Information

        As discussed in Note 14, in 2001, the Company and three of its wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

        ISP Global Technologies Inc., which is a guarantor of the 2011 Notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, ISP Global Technologies granted a license to certain non-guarantor foreign affiliates for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of the Company's products.

        Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto.

ISP CHEMCO INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Thousands)
Net sales	$—	$392,350	$394,866	$—	$787,216
Intercompany net sales	—	200,826	29,916	(230,742)	—

Total net sales	—	593,176	424,782	(230,742)	787,216

Cost of products sold	—	(423,738)	(307,841)	230,742	(500,837)
Selling, general and administrative	40	(106,485)	(51,634)		(158,079)
Other operating gains	—	2,071	—		2,071
Amortization of goodwill and intangible assets	(3,630)	(12,995)	(455)		(17,080)

Operating income	(3,590)	52,029	64,852	—	113,291
Equity in income of subsidiaries	70,423	—	—	(70,423)	—
Intercompany royalty income (expense), net	—	36,007	(36,007)		—
Intercompany dividend income	—	16,744	—	(16,744)	—
Interest expense	(26,224)	(35,812)	(9,652)		(71,688)
Investment income	—	—	27 549		27,549
Other expense, net	(400)	(12,380)	(3,090)		(15,870)

Income before income taxes and cumulative effect of change in accounting principle	40,209	56,588	43,652	(87,167)	53,282
Income tax (provision) benefit	9,304	(12,250)	(17,126)		(20,072)

Income before cumulative effect of change in accounting principle	49,513	44,338	26,526	(87,167)	33,210
Cumulative effect of change in accounting principle, net of income tax benefit of $216	—	(473)	33		(440)

Net income	$49,513	$43,865	$26,559	$(87,167)	$32,770

ISP CHEMCO INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Thousands)
Net sales	$—	$434,562	$410,735	$—	$845,297
Intercompany net sales	—	211,876	9,996	(221,872)	—

Total net sales	—	646,438	420,731	(221,872)	845,297

Cost of products sold	—	(462,857)	(310,397)	221,872	(551,382)
Selling, general and administrative	—	(115,142)	(56,084)		(171,226)
Other operating gains and (charges), net	—	2,298	3,079		5,377
Amortization of intangible assets	—	(824)	—	—	(824)

Operating income	—	69,913	57,329	—	127,242
Equity in income (loss) of subsidiaries	(68,277)	—	—	68,277	—
Intercompany royalty income (expense), net	—	29,179	(29,179)		—
Intercompany dividend income	—	6,048	—	(6,048)	—
Interest income (expense)	3,249	(65,340)	2,486		(59,605)
Charge for early retirement of debt	(4,294)	—	—		(4,294)
Other income (expense), net	(815)	(7,164)	1,155		(6,824)

Income before income taxes and cumulative effect of change in accounting principle	(70,137)	32,636	31,791	62,229	56,519
Income taxes	608	(13,722)	(6,295)		(19,409)

Income before cumulative effect of change in accounting principle	(69,529)	18,914	25,496	62,229	37,110
Cumulative effect of change in accounting principle	(42,713)	(112,687)	—	—	(155,400)

Net income (loss)	$(112,242)	$(93,773)	$25,496	$62,229	$(118,290)

ISP CHEMCO INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Thousands)
Net sales	$—	$427,630	$465,301	$—	$892,931
Intercompany net sales	—	226,890	11,144	(238,034)	—

Total net sales	—	654,520	476,445	(238,034)	892,931

Cost of products sold	—	(480,465)	(341,467)	238,034	(583,898)
Selling, general and administrative	—	(111,950)	(64,537)		(176,487)
Other operating gains and (charges), net	—	(3,599)	—		(3,599)
Amortization of intangible assets	—	(575)	—	—	(575)

Operating income	—	57,931	70,441	—	128,372
Equity in income of subsidiaries	51,399	—	—	(51,399)	—
Intercompany royalty income (expense), net	—	34,568	(34,568)		—
Intercompany dividend income	—	6,731	—	(6,731)	—
Interest income (expense)	3,243	(58,109)	2,734		(52,132)
Other income (expense), net	(6)	(5,568)	3,547		(2,027)

Income before income taxes and cumulative effect of change in accounting principle	54,636	35,553	42,154	(58,130)	74,213
Income taxes	(1,133)	(15,860)	(9,427)		(26,420)

Income before cumulative effect of change in accounting principle	53,503	19,693	32,727	(58,130)	47,793
Cumulative effect of change in accounting principle, net of income tax benefit of $600	—	(583)	(438)	—	(1,021)

Net income	$53,503	$19,110	$32,289	$(58,130)	$46,772

ISP CHEMCO INC.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6	$17,735	$15,550	$—	$33,291
Accounts receivable, trade, net	—	6,025	73,755		79,780
Accounts receivable, other	—	4,835	10,536		15,371
Receivables from related parties	(32)	12,875	(431)		12,412
Inventories	—	104,000	72,217		176,217
Deferred income tax assets	—	19,313	15,374		34,687
Prepaid expenses	—	4,948	4,874		9,822

Total Current Assets	(26)	169,731	191,875	—	361,580
Investment in subsidiaries	294,505	171,977	—	(466,482)	—
Intercompany loans	16,021	(16,354)	333		—
Due from (to) subsidiaries, net	—	52,554	(52,554)		—
Property, plant and equipment, net	—	497,768	67,673		565,441
Goodwill	89,931	235,775	—		325,706
Intangible assets	—	9,442	—		9,442
Long-term receivable from related party	—	—	30,298		30,298
Other assets	—	49,710	340		50,050

Total Assets	$400,431	$1,170,603	$237,965	$(466,482)	$1,342,517

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$—	$—	$144	$—	$144
Current maturities of long-term debt	—	2,728	4		2,732
Accounts payable	—	34,870	18,335		53,205
Accrued liabilities	—	66,229	23,673		89,902
Income taxes payable	16,520	3,472	14,209		34,201

Total Current Liabilities	16,520	107,299	56,365	—	180,184
Long-term debt less current maturities	—	623,002	6		623,008
Deferred income taxes	—	91,771	8,944		100,715
Other liabilities	56,013	54,026	673		110,712
Total Shareholder's Equity	327,898	294,505	171,977	(466,482)	327,898

Total Liabilities and Shareholder's Equity	$400,431	$1,170,603	$237,965	$(466,482)	$1,342,517

ISP CHEMCO INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5	$29,009	$27,412	$—	$56,426
Accounts receivable, trade, net	—	2,807	84,114		86,921
Accounts receivable, other	—	3,152	16,529		19,681
Receivables from related parties	183	12,795	(470)		12,508
Inventories	—	102,364	85,441		187,805
Deferred income tax assets	—	21,421	4,280		25,701
Prepaid expenses	—	3,847	1,930		5,777

Total Current Assets	188	175,395	219,236	—	394,819
Investment in subsidiaries	367,837	223,261	—	(591,098)	—
Intercompany loans	16,021	(8,185)	(7,836)		—
Due from (to) subsidiaries, net	—	41,670	(41,670)		—
Property, plant and equipment, net	—	494,451	86,157		580,608
Goodwill	89,931	235,775	5,395		331,101
Intangible assets	—	8,866	—		8,866
Long-term receivable from related party	—	—	32,116		32,116
Long-term loan receivable from related party.	—	31,231	—		31,231
Other assets	—	56,912	567		57,479

Total Assets	$473,977	$1,259,376	$293,965	$(591,098)	$1,436,220

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$—	$—	$68	$—	$68
Current maturities of long-term debt	—	2,715	7		2,722
Accounts payable	—	29,103	19,598		48,701
Accrued liabilities	—	67,591	27,346		94,937
Income taxes payable	21,350	3,489	8,424		33,263

Total Current Liabilities	21,350	102,898	55,443	—	179,691
Long-term debt less current maturities	—	620,447	26		620,473
Deferred income taxes	—	103,847	13,972		117,819
Other liabilities	58,245	64,347	1,263		123,855
Total Shareholder's Equity	394,382	367,837	223,261	(591,098)	394,382

Total Liabilities and Shareholder's Equity	$473,977	$1,259,376	$293,965	$(591,098)	$1,436,220

ISP CHEMCO INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Thousands)
Cash flows from operating activities:
Net income	$(37,654)	$43,865	$26,559	$32,770
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	473	(33)	440
Depreciation	—	43,804	8,880	52,684
Amortization of goodwill and intangible assets	3,630	12,995	455	17,080
Deferred income taxes	—	(5,065)	(720)	(5,785)
Unrealized losses on trading securities and other short-term investments	—	—	1,039	1,039
(Increase) decrease in working capital items	(14,136)	38,591	(85,844)	(61,389)
Purchases of trading securities	—	—	(217,335)	(217,335)
Proceeds from sales of trading securities	—	—	376,292	376,292
Proceeds (repayments) from sale of accounts receivable	—	—	(423)	(423)
(Increase) decrease in other assets	1,149	(4,662)	2,940	(573)
Increase (decrease) in other liabilities	(3,111)	1,650	(2,232)	(3,693)
Decrease in receivable from related parties	(18,256)	21,501	960	4,205
Change in amounts due to (from) subsidiaries	25,372	(85,797)	60,425	—
Change in investment in and advances to subsidiaries	335,547	(423,032)	87,485	—
Other, net	678	657	5,003	6,338

Net cash provided by (used in) operating activities	293,219	(355,020)	263,451	201,650

Cash flows from investing activities:
Capital expenditures and acquisitions	—	(71,953)	(29,422)	(101,375)
Purchases of available-for-sale securities	—	—	(121,299)	(121,299)
Proceeds from sales of available-for-sale securities			19,700	19,700
Proceeds from sales of other short-term investments	—	—	12,529	12,529

Net cash used in investing activities	—	(71,953)	(118,492)	(190,445)

Cash flows from financing activities:
Decrease in short-term debt	—	—	(108,510)	(108,510)
Proceeds from issuance of debt	—	628,332	—	628,332
Decrease in borrowings under revolving credit facility	—	(100,750)	—	(100,750)
Repayments of long-term debt	(216,778)	(29,199)	(5)	(245,982)
Borrowings (repayments) with parent company	(1,085)	—	30,000	28,915
Increase in restricted cash	(81,130)	(101,000)	—	(182,130)
Debt issuance costs	—	(15,506)	—	(15,506)
Effect of Restructuring—transfer of cash to ISP Investco LLC	—	—	(22,220)	(22,220)
Change in net intercompany loans	2,570	29,079	(31,649)	—
Intercompany dividends	—	16,744	(16,744)	—
Dividends and distributions to parent company	(35,000)	—	—	(35,000)
Capital contribution from parent company	38,209	—	—	38,209

Net cash provided by (used in) financing activities	(293,214)	427,700	(149,128)	(14,642)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(496)	(496)

Net change in cash and cash equivalents	5	727	(4,665)	(3,933)
Cash and cash equivalents, beginning of year	—	2,884	11,879	14,763

Cash and cash equivalents, end of year	$5	$3,611	$7,214	$10,830

ISP CHEMCO INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(50,013)	$(93,773)	$25,496	$(118,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	42,713	112,687	—	155,400
Gain on sale of assets	—	(2,389)	(3,079)	(5,468)
Write-off of deferred costs	—	7,567	—	7,567
Depreciation	—	46,964	10,404	57,368
Amortization of intangible assets	—	824	—	824
Deferred income taxes	—	15,316	(3,413)	11,903
(Increase) decrease in working capital items	14,703	11,748	9,497	35,948
Proceeds from sale of accounts receivable	—	—	4,268	4,268
(Increase) decrease in other assets	1,456	(1,795)	(8)	(347)
Increase (decrease) in other liabilities	(140)	(5,587)	142	(5,585)
Increase in receivable from related parties	172	(542)	(2,002)	(2,372)
Change in amounts due to (from) subsidiaries	—	26,775	(26,775)	—
Change in investment in and advances to subsidiaries	85,151	(83,166)	(1,985)	—
Other, net	2,904	4,322	96	7,322

Net cash provided by operating activities	96,946	38,951	12,641	148,538

Cash flows from investing activities:
Capital expenditures and acquisitions	—	(53,983)	(7,826)	(61,809)
Proceeds from sale of assets	—	7,533	19,738	27,271

Net cash used in investing activities	—	(46,450)	11,912	(34,538)

Cash flows from financing activities:
Increase in short-term debt	—	—	1	1
Decrease in borrowings under revolving credit facility	—	(95,250)	—	(95,250)
Repayments of long-term debt	(182,232)	(1,201)	(33)	(183,466)
Call premium on redemption of debt	(2,734)	—	—	(2,734)
Decrease in restricted cash	81,130	101,000	—	182,130
Debt issuance costs	—	(790)	—	(790)
Change in net intercompany loans	—	11,816	(11,816)	—
Intercompany dividends	—	6,048	(6,048)	—
Capital contribution from parent company	6,891	—	—	6,891

Net cash provided by (used in) financing activities	(96,945)	21,623	(17,896)	(93,218)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,679	1,679

Net change in cash and cash equivalents	1	14,124	8,336	22,461
Cash and cash equivalents, beginning of year	5	3,611	7,214	10,830

Cash and cash equivalents, end of year	$6	$17,735	$15,550	$33,291

ISP CHEMCO INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(Thousands)
Cash flows from operating activities:
Net income	$(4,627)	$19,110	$32,289	$46,772
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	583	438	1,021
Write-off of fixed assets	—	2,148	—	2,148
Depreciation	—	48,537	11,936	60,473
Amortization of intangible assets	—	575	—	575
Deferred income taxes	—	11,161	2,566	13,727
(Increase) decrease in working capital items	6,346	4,922	(12,424)	(1,156)
Proceeds (repayments) from sale of accounts receivable	—	—	(1,200)	(1,200)
Increase in other assets	—	(5,392)	(201)	(5,593)
Increase (decrease) in other liabilities	(86)	2,348	(58)	2,204
Increase in receivables from related parties	(215)	80	(1,779)	(1,914)
Change in amounts due to (from) subsidiaries	—	10,884	(10,884)	—
Change in investment in and advances to subsidiaries	(2,870)	(3,879)	6,749	—
Other, net	—	3,932	600	4,532

Net cash provided by (used in) operating activities	(1,452)	95,009	28,032	121,589

Cash flows from investing activities:
Capital expenditures and acquisitions	—	(48,238)	(21,747)	(69,985)

Net cash used in investing activities	—	(48,238)	(21,747)	(69,985)

Cash flows from financing activities:
Decrease in short-term debt	—	—	(76)	(76)
Repayments of long-term debt	—	(2,828)	23	(2,805)
Loan to related party	—	(31,231)	—	(31,231)
Change in net intercompany loans	—	(8,169)	8,169	—
Intercompany dividends	—	6,731	(6,731)	—
Distribution to parent company	(50,000)	—	—	(50,000)
Capital contributions from parent company	51,451	—	—	51,451

Net cash provided by (used in) financing activities	1,451	(35,497)	1,385	(32,661)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	4,192	4,192

Net change in cash and cash equivalents	(1)	11,274	11,862	23,135
Cash and cash equivalents, beginning of year	6	17,735	15,550	33,291

Cash and cash equivalents, end of year	$5	$29,009	$27,412	$56,426

Note 22.    Commitments and Contingencies

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

        ISP has been advised by its Chairman of the Board, Samuel J. Heyman, that in 2000, three actions were commenced by creditors or potential creditors of G-I Holdings, two of which were filed against Mr. Heyman and the third against Mr. Heyman and certain other stockholders of G-I Holdings. Two of the actions commenced in 2000 were effectively stayed and the third was dismissed as a result of the G-I Holdings Chapter 11 filing. In September 2001, the Official Committee of Unsecured Creditors of G-I Holdings filed a substantially similar action against Mr. Heyman. The actions allege, among other things, that the distribution by G-I Holdings of the capital stock of ISP to Mr. Heyman and certain G-I Holdings stockholders in January 1997 was without fair consideration and a fraudulent conveyance. These actions seek, among other things, to set aside such distribution and to require Mr. Heyman and such other stockholders to return to G-I Holdings the capital stock of ISP held by them as well as an unspecified amount of damages. The defendants in such actions have advised ISP that they believe these actions are without merit and that the defendants intend to vigorously oppose them. However, if such actions were successful, the plaintiffs could seek to undo such distribution, which could result in a change of control of ISP. See Note 14 for a discussion of the Senior Credit Facilities.

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

        The Company estimates that its liability with respect to all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 2002 and 2003, was approximately $22.4 and $20.8 million, respectively. As of December 31, 2003, $13.2 million of the liability estimate represents the present value of long-term future post closure costs discounted at a risk free rate of five percent. On an undiscounted basis, this portion of the liability is $22.3 million. Environmental insurance recoveries are included in the Consolidated Balance Sheets at December 31, 2002 and 2003 (discussed below) of $24.0 and $28.1 million, respectively, that relate to both past expenses and estimated future liabilities ("estimated recoveries"). While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability or decrease its estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

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

        In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although it cannot be certain, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of approximately $13.2 million. Portions of this estimate have been calculated on a present value basis as discussed above.

  Purchase and Lease Commitments

        The Company has a contract with a multinational supplier to supply a substantial amount of its acetylene needs to the Texas City, Texas facility. As a result of the expiration of this contract in March 2004, the Company has taken the following actions. The Company has reduced its acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to its Calvert City, Kentucky plant. The Company has also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, the Company is obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        The Company also has an acetylene supply contract for its requirements of acetylene delivery via pipeline to its Calvert City facility. The current term of this contract expires December 31, 2009 and allows the Company, at its sole option, to extend the agreement for two additional terms of five years each. The Company is required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the Calvert City plant acetylene contract is $5.1 million.

        Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 2002 and 2003 in the amount of $1.5 and $1.2 million, respectively. The Company entered into an operating lease in 1998 for a sale-leaseback transaction related to equipment at its Freetown, Massachusetts manufacturing facility. The lease had an initial term of four years and, at the Company's option, up to three one-year renewal periods. The first two annual renewal options were exercised during 2002 and 2003, and the third and final renewal option will be exercised during 2004. The lease provides for a substantial guaranteed payment by the Company, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. If the Company does not exercise the purchase option in 2005, it will then be obligated to pay a maximum guaranteed payment amount upon the return of the equipment. At December 31, 2003, the maximum amount due relative to the return of equipment provision was $32.6 million. This maximum payment amount would be reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $4.8 million. This amount of $32.6 million is included in the table below within future obligations under operating leases. In December 2003, the Company received $1.1 million in settlement of amounts due from the Polaroid bankruptcy. In accordance with the Freetown lease agreement, the Company paid this $1.1 million to the lessor as a prepayment against future obligations under the lease. This $1.1 million prepayment is included in "Other assets."

        The Company also has operating leases for transportation, production and data processing equipment and for various buildings and offices. Rental expense on operating leases was $17.4, $14.3 and $12.8 million for 2001, 2002 and 2003, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases and future obligations under unconditional purchase contracts discussed above as of December 31, 2003 were as follows:

	Capital Leases	Operating Leases	Unconditional Purchase Obligations
	(Thousands)
2004	$494	$9,080	$5,822
2005	277	37,541	5,216
2006	9	2,268	5,339
2007	9	2,032	5,465
2008	—	1,889	5,606
Later years	—	7,668	21,736

Total minimum payments	789	$60,478	$49,184

Less interest included above	(25)

Present value of net minimum lease payments	$764

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

        See Note 8 for information regarding additional contingencies.

ISP CHEMCO INC.

SUPPLEMENTARY DATA (UNAUDITED)
Quarterly Financial Data (Unaudited)

	2002 by Quarter				2003 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales	$219.1	$214.7	$208.4	$203.1	$232.6	$229.5	$215.1	$215.7
Cost of products sold	145.4	138.6	132.1	135.3	152.6	147.2	140.5	143.6

Gross profit	$73.7	$76.1	$76.3	$67.8	$80.0	$82.3	$74.6	$72.1

Operating income	$33.7	$41.5	$35.6	$16.4	$34.6	$37.0	$32.1	$24.7

Income before income taxes and cumulative effect of changes in accounting principles	$11.0	$26.1	$17.3	$2.1	$19.8	$25.2	$17.0	$12.2
Income taxes	(3.9)	(8.9)	(6.4)	(0.2)	(6.6)	(9.2)	(5.9)	(4.7)

Income before cumulative effect of changes in accounting principles	7.1	17.2	10.9	1.9	13.2	16.0	11.1	7.5
Cumulative effect of changes in accounting principles, net of income tax benefit	(155.4)	—	—	—	(1.0)	—	—	—

Net income (loss)	$(148.3)	$17.2	$10.9	$1.9	$12.2	$16.0	$11.1	$7.5

SCHEDULE II

ISP CHEMCO INC.

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2001

Description	Balance January 1, 2001	Charged to Costs and Expenses	Deductions		Balance December 31, 2001
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$4,911	$2,474	$1,913	(a)	$5,472
Reserve for inventory market valuation	22,313	10,427	4,708		28,032
Reserves for restructuring and staff reduction	3,613	—	3,613	(b)	—

Year Ended December 31, 2002

Description	Balance January 1, 2002	Charged to Costs and Expenses	Deductions		Balance December 31, 2002
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$5,472	$657	$107	(a)	$6,022
Reserve for inventory market valuation	28,032	2,984	5,832		25,184

Year Ended December 31, 2003

Description	Balance January 1, 2003	Charged to Costs and Expenses	Deductions		Balance December 31, 2003
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$6,022	$217	$391	(a)	$5,848
Reserve for inventory market valuation	25,184	4,365	7,361		22,188

Notes:

(a)
Represents write-off of uncollectible accounts net of recoveries, and the effects of foreign currency translation.

(b)
Includes $471 of excess reserves which were reversed and credited to the Consolidated Statement of Operations (see Note 6 to Consolidated Financial Statements).

S-1

QuickLinks

PART I
  Item 1. Business
Business Segments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
PART III
Audit and Non-Audit Fees (1)
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SIGNATURES
ISP CHEMCO INC. FORM 10-K INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
ISP CHEMCO INC. SELECTED FINANCIAL DATA
ISP CHEMCO INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ISP CHEMCO INC. CONSOLIDATED BALANCE SHEETS
ISP CHEMCO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ISP CHEMCO INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
ISP CHEMCO INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2001
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2002
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2003
ISP CHEMCO INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2002
ISP CHEMCO INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2003
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2001
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2002
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2003
ISP CHEMCO INC. SUPPLEMENTARY DATA (UNAUDITED) Quarterly Financial Data (Unaudited)
  SCHEDULE II
ISP CHEMCO INC. VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2001
Year Ended December 31, 2002
Year Ended December 31, 2003