Form 10-Q
period 2004-10-03
ISP CHEMCO INC; ISP TECHNOLOGIES INC /NY/; ISP CHEMICALS INC /NY/; ISP MINERALS INC /NY/
filed 2004-11-17
CIK 1067851, 1159974, 1159975, 1159976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 3, 2004

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

     As of November 16, 2004, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of August 17, 2004, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            ADDITIONAL REGISTRANTS

                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ----------------             -----------    ------------------    -------------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     10             333-70144-09/         4501 Attwater Avenue
Inc.                                                                        22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                       THIRD QUARTER ENDED    NINE MONTHS ENDED
                                      ---------------------  --------------------
                                      OCTOBER 3,  SEPT. 28,  OCTOBER 3,  SEPT. 28,
                                         2004       2003        2004       2003
                                      ---------   ---------  ---------  ---------
                                                       (THOUSANDS)
Net sales............................ $ 252,773   $ 215,125  $ 781,338  $ 677,229
Cost of products sold................  (166,648)   (140,506)  (502,270)  (440,314)
Selling, general and administrative..   (47,578)    (42,404)  (145,904)  (131,318)
Other operating charges..............         -           -          -     (1,451)
Amortization of intangible assets....      (336)       (144)      (775)      (432)
                                      ---------   ---------  ---------  ---------
Operating income.....................    38,211      32,071    132,389    103,714
Interest expense.....................   (12,851)    (13,077)   (39,447)   (39,727)
Other expense, net...................    (1,598)     (1,983)    (6,110)    (1,908)
                                      ---------   ---------  ---------  ---------
Income before income taxes and
  cumulative effect of change in
  accounting principle...............    23,762      17,011     86,832     62,079
Income taxes.........................    (8,321)     (5,925)   (30,213)   (21,718)
                                      ---------   ---------  ---------  ---------
Income before cumulative effect of
  change in accounting principle.....    15,441      11,086     56,619     40,361

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $600.........         -           -          -     (1,021)
                                      ---------   ---------  ---------  ---------
Net income........................... $  15,441   $  11,086  $  56,619  $  39,340
                                      =========   =========  =========  =========















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       OCTOBER 3,  DECEMBER 31,
                                                          2004         2003
                                                       ---------   -----------
                                                             (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   35,246  $   56,426
  Accounts receivable, trade, less allowance of
    $6,490 and $5,848 at October 3, 2004 and
    December 31, 2003, respectively..................    115,585      86,921
  Accounts receivable, other.........................     30,335      19,681
  Receivables from related parties...................     16,187      12,508
  Inventories........................................    188,493     187,805
  Deferred income tax assets.........................     26,041      25,701
  Prepaid expenses...................................      5,564       5,777
                                                       ---------  ----------
    Total Current Assets.............................    417,451     394,819
Property, plant and equipment, net...................    583,992     580,608
Goodwill, net of accumulated amortization of $180,486    337,398     331,101
Intangible assets, net of accumulated amortization of
  $1,925 and $1,150 at October 3, 2004 and
  December 31, 2003, respectively....................     18,761       8,866
Long-term receivable from related party..............     33,561      32,116
Long-term loan receivable from related party.........          -      31,231
Other assets.........................................     62,961      57,479
                                                      ----------  ----------
Total Assets......................................... $1,454,124  $1,436,220
                                                      ==========  ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...................................  $       67  $       68
  Current maturities of long-term debt..............       3,028       2,722
  Loan payable to related party.....................      15,000           -
  Accounts payable..................................      68,305      54,615
  Accrued liabilities...............................      71,959      89,023
  Income taxes payable..............................      23,915      33,263
                                                      ----------  ----------
    Total Current Liabilities.......................     182,274     179,691
                                                      ----------  ----------
Long-term debt less current maturities..............     649,927     620,473
                                                      ----------  ----------
Deferred income tax liabilities.....................     142,396     117,819
                                                      ----------  ----------
Other liabilities...................................     135,426     123,855
                                                      ----------  ----------
Shareholder's Equity:
  Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding ................................           -           -
  Additional paid-in capital........................     310,762     399,474
  Retained earnings (accumulated deficit)...........      34,746      (4,354)
  Accumulated other comprehensive loss..............      (1,407)       (738)
                                                      ----------  ----------
    Total Shareholder's Equity......................     344,101     394,382
                                                      ----------  ----------
Total Liabilities and Shareholder's Equity..........  $1,454,124  $1,436,220
                                                      ==========  ==========

      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                           --------------------
                                                           OCTOBER 3,  SEPT. 28,
                                                              2004       2003
                                                           ---------  ---------
                                                               (THOUSANDS)

Cash provided by (used in) operating activities:
  Net income.............................................  $  56,619  $  39,340
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle          -      1,021
      Depreciation.......................................     47,944     44,803
      Amortization of intangible assets..................        775        432
      Deferred income taxes..............................     20,471     18,458
  Increase in working capital items......................    (40,472)   (32,244)
  Proceeds (repayments) from sale of accounts receivable.      3,930     (2,560)
  Increase in receivables from related parties...........     (5,201)   (13,109)
  Other, net.............................................      2,549      1,700
                                                           ---------  ---------
Net cash provided by operating activities................     86,615     57,841
                                                           ---------  ---------
Cash used in investing activities:
  Capital expenditures and acquisitions..................    (74,940)   (49,659)
                                                           ---------  ---------
Net cash used in investing activities....................    (74,940)   (49,659)
                                                           ---------  ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................         (1)       (76)
  Proceeds from issuance of debt.........................     31,188          -
  Repayments of long-term debt...........................     (2,229)    (1,554)
  Loan from related party................................     15,000          -
  Increase in loan to related party......................     (7,760)         -
  Debt issuance costs....................................     (1,725)         -
  Dividend to parent company.............................    (67,163)         -
  Capital contribution from parent company...............          -      1,451
                                                           ---------  ---------
Net cash used in financing activities....................    (32,690)      (179)
                                                           ---------  ---------
Effect of exchange rate fluctuations on cash
  and cash equivalents...................................       (165)     3,001
                                                           ---------  ---------
Net change in cash and cash equivalents..................    (21,180)    11,004
Cash and cash equivalents, beginning of period...........     56,426     33,291
                                                           ---------  ---------
Cash and cash equivalents, end of period.................  $  35,246  $  44,295
                                                           =========  =========







      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                                            NINE MONTHS ENDED
                                                          ---------------------
                                                          OCTOBER 3,   SEPT. 28,
                                                             2004        2003
                                                          ---------   ---------
                                                               (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $  49,566   $  49,242
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement)......................      16,173         375

  Acquisitions:
    Estimated fair market value of assets acquired.....   $  30,421   $   8,997
    Purchase price of acquisitions.....................      27,280       8,564
                                                          ---------   ---------
    Liabilities assumed................................   $   3,141   $     433
                                                          =========   =========

Supplemental disclosure of financing activities:

    In April 2004, the Company made $39.0 million in dividends to its parent company, International Specialty Holdings Inc. In connection with these dividends, the Company's total long-term loan receivable of $39.0 million from a related party was eliminated.
























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 3, 2004, and the results of operations and cash flows for the three and nine month periods ended October 3, 2004 and September 28, 2003. All adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").


NOTE 1.  AMENDED AND RESTATED SENIOR CREDIT FACILITIES

     On April 2, 2004, the Company and three of its wholly owned subsidiaries amended and restated its June 2001 $450.0 million senior secured credit facilities (the "Senior Credit Facilities"). The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In connection therewith, the Company borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant. For additional information relating to the Senior Credit Facilities, reference is made to Note 14 to consolidated financial statements contained in the 2003 Form 10-K.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.


NOTE 2.  ACQUISITIONS

     During the first quarter of 2004, the Company completed three acquisitions in Europe to further enhance the Company's global specialty chemicals business. The purchase price of the assets and businesses acquired totaled $27.3 million in cash.


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

                                ISP CHEMCO INC.

NOTE 3.  NEW ACCOUNTING STANDARDS - (CONTINUED)

     In May 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. The Company adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on the Company's financial statements was insignificant.


NOTE 4.  COMPREHENSIVE INCOME



                                                Third Quarter Ended     Nine Months Ended
                                               --------------------   ----------------------
                                               October 3,  Sept. 28,  October 3,   Sept. 28,
                                                   2004       2003        2004        2003
                                               ---------  ---------   ----------  ----------
                                                                (Thousands)
Net income....................................  $ 15,441   $ 11,086   $  56,619   $   39,340
                                                --------   --------   ---------   ----------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment....     2,783       (234)       (669)       9,363
                                                --------   --------   ---------   ----------
Total other comprehensive income (loss).......     2,783       (234)       (669)       9,363
                                                --------   --------   ---------   ----------
Comprehensive income..........................  $ 18,224   $ 10,852   $  55,950   $   48,703
                                                ========   ========   =========   ==========


     Changes in the components of accumulated other comprehensive loss for the nine months ended October 3, 2004 are as follows:


                                    Cumulative    Additional
                                    Foreign       Minimum       Accumulated
                                    Currency      Pension       Other
                                    Translation   Liability     Comprehensive
                                    Adjustment    Adjustment    Loss
                                    ----------    ----------    -------------
                                                 (Thousands)
Balance, December 31, 2003.......   $    5,382    $  (6,120)    $    (738)
Change for the period............         (669)           -          (669)
                                    ----------    ---------     ---------
Balance, October 3, 2004.........   $    4,713    $  (6,120)    $  (1,407)
                                    ==========    =========     =========

                                ISP CHEMCO INC.

NOTE 5.  INVENTORIES

     Inventories comprise the following:

                                       October 3,      December 31,
                                          2004             2003
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $110,345        $113,227
     Work-in-process...............       35,285          36,415
     Raw materials and supplies....       42,863          38,163
                                        --------        --------
     Inventories...................     $188,493        $187,805
                                        ========        ========

     At October 3, 2004 and December 31, 2003, $64.0 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $6.7 and $4.2 million higher at October 3, 2004 and December 31, 2003, respectively.


NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the nine months ended October 3, 2004.


                                       Specialty        Industrial       Mineral       Synthetic      Total
                                       Chemicals        Chemicals        Products      Elastomers     Goodwill
                                       ---------        ----------       --------      ----------     ---------
                                                                        (Thousands)
   Balance, December 31, 2003........  $ 279,562        $       -        $  51,539     $        -     $ 331,101
   Acquisitions and valuation
      adjustment.....................      6,212                -                -              -         6,212
   Translation adjustment............         85                -                -              -            85
                                       ---------        ---------        ---------     ----------     ---------
   Balance, October 3, 2004..........  $ 285,859        $       -        $  51,539     $        -     $ 337,398
                                       =========        =========        =========     ==========     =========


     The following is information as of October 3, 2004 and December 31, 2003 related to the Company's acquired intangible assets:

                                                                     October 3, 2004                December 31, 2003
                                                  Range of     ----------------------------   -----------------------------
                                                Amortizable    Gross Carrying    Accumulated  Gross Carrying   Accumulated
                                                   Lives            Amount      Amortization       Amount      Amortization
                                                -----------    --------------   ------------  --------------   ------------
                                                                                (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents.................................... 5- 20 years    $      669      $   (155)       $      669      $   (113)
    Formulations............................... 5- 10 years         2,740          (203)                -             -
    Unpatented technology...................... 10-15 years         1,100           (44)                -             -
    Customer base.............................. 10-15 years         2,348          (105)                -             -
    Non-compete agreements.....................  2- 5 years         3,419        (1,327)            1,571          (971)
    EPA registrations..........................     5 years           166           (91)              166           (66)
                                                               ----------      --------        ----------      --------
      Total amortizable intangible assets......                    10,442        (1,925)            2,406        (1,150)
                                                               ----------      --------        ----------      --------
  Intangible assets not subject to amortization:
    Trademarks.................................                     5,596             -             2,962             -
    EPA registrations..........................                     4,648             -             4,648             -
                                                               ----------      --------        ----------      --------
      Total unamortized intangible assets......                    10,244             -             7,610             -
                                                               ----------      --------        ----------      --------
  Total intangible assets.........................             $   20,686      $ (1,925)       $   10,016      $ (1,150)
                                                               ==========      ========        ==========      ========

                                ISP CHEMCO INC.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

        Estimated amortization expense:                         (Thousands)
        Year ended December 31,                                 ----------
        2004................................................    $   1,100
        2005................................................        1,301
        2006................................................        1,301
        2007................................................        1,037
        2008................................................        1,037


NOTE 7.  LOANS PAYABLE TO RELATED PARTY

     In April 2004, the Company borrowed a total of $34.0 million from a subsidiary of its parent company, International Specialty Holdings Inc., pursuant to two note agreements. One loan, for $30.0 million, has a maturity date of October 30, 2004, and the second loan, for $4.0 million has a maturity date of April 30, 2005. Interest is payable on each loan at the rate of 1.65% per annum. The balance of such loans outstanding at October 3, 2004 was $15.0 million, which was repaid in October 2004.


NOTE 8.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted Statement of Financial Accounting Standards
("SFAS") No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 established accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement, including deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an asset retirement obligation of $1.9 million and a net increase in property, plant and equipment of $0.3 million.


NOTE 9.  DIVIDENDS TO PARENT COMPANY

     In April 2004, the Company dividended a total of $106.2 million to its parent company, International Specialty Holdings Inc., including cash dividends of $67.2 million. The dividends were accounted for as a charge to retained earnings of $17.5 million and a charge to additional paid-in capital of $88.7 million. In connection with these dividends, the Company's total long-term loan receivable of $39.0 million from a related party was eliminated.

                                ISP CHEMCO INC.

NOTE 10.  OTHER OPERATING CHARGES

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


NOTE 11.  BENEFIT PLANS

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

     The Company's net periodic pension cost for the third quarter and first nine months of 2004 and 2003 for the Hourly Retirement Plan included the following components:

                                                Third Quarter Ended             Nine Months Ended
                                              ------------------------      --------------------------
                                              October 3,     Sept. 28,      October 3,       Sept. 28,
                                                 2004          2003            2004             2003
                                              ----------     --------       ----------       ---------
                                                                    (Thousands)
   Service cost.............................  $    69        $     60       $    207         $   180
   Interest cost............................      523             525          1,569           1,574
   Expected return on plan assets...........     (736)           (716)        (2,208)         (2,148)
   Amortization of actuarial losses.........      126              98            378             294
   Amortization of unrecognized prior
     service cost...........................       60              69            180             208
                                              -------        --------       --------         -------
   Net periodic pension cost................  $    42        $     36       $    126         $   108
                                              =======        ========       ========         =======

     The Company's net periodic pension cost for the third quarter and first nine months of 2004 and 2003 for the ISP Marl Plan included the following components:


                                                Third Quarter Ended             Nine Months Ended
                                              ------------------------      --------------------------
                                              October 3,     Sept. 28,      October 3,       Sept. 28,
                                                 2004          2003            2004            2003
                                              ----------     ---------      ----------       ---------
                                                                    (Thousands)
   Service cost.............................  $    23        $     20       $     69         $    60
   Interest cost............................       48              39            144             117
   Amortization of unrecognized prior
     service cost...........................        1               1              3               3
                                              -------        --------       --------         -------
   Net periodic pension cost................  $    72        $     60       $    216         $   180
                                              =======        ========       ========         =======

                                ISP CHEMCO INC.

NOTE 11.  BENEFIT PLANS - (CONTINUED)

   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit (income) cost for the third quarter and first nine months of 2004 and 2003 included the following components:


                                                Third Quarter Ended             Nine Months Ended
                                              ------------------------      --------------------------
                                              October 3,     Sept. 28,      October 3,       Sept. 28,
                                                 2004          2003            2004            2003
                                              ----------     ---------      ----------       ---------
                                                                    (Thousands)
   Service cost.............................  $    (9)       $     32       $      8         $    96
   Interest cost............................       75             156            281             467
   Amortization of actuarial (gains) losses.      (33)              7            (66)             21
   Amortization of unrecognized prior
     service cost...........................      (71)            (71)          (213)           (213)
                                              -------        --------       --------         -------
   Net periodic postretirement benefit
      (income) cost.........................  $   (38)       $    124       $     10         $   371
                                              =======        ========       ========         =======



NOTE 12.  BUSINESS SEGMENT INFORMATION


                                                Third Quarter Ended       Nine Months Ended
                                               ---------------------   -----------------------
                                               October 3,  Sept. 28,    October 3,   Sept. 28,
                                                  2004        2003         2004       2003
                                               ---------   ---------    ---------   ----------
                                                                (Thousands)
Net sales:
  Specialty Chemicals.......................   $ 168,725   $ 153,464    $ 532,979   $ 470,378
  Industrial Chemicals......................      50,521      35,047      148,283     128,574
  Mineral Products (1)......................      33,527      26,614      100,076      78,277
                                               ---------   ---------    ---------   ---------
Net sales...................................   $ 252,773   $ 215,125    $ 781,338   $ 677,229
                                               =========   =========    =========   =========

Operating income (loss):
  Specialty Chemicals.......................   $  33,760   $  29,760    $ 121,564   $  96,697
  Industrial Chemicals......................        (736)     (1,221)      (2,322)     (5,342)
  Mineral Products..........................       5,528       3,496       13,580      12,233
                                               ---------   ---------    ---------   ---------
  Total segment operating income............      38,552      32,035      132,822     103,588
  Unallocated corporate office..............        (341)         36         (433)        126
                                               ---------   ---------    ---------   ---------
Total operating income......................      38,211      32,071      132,389     103,714
Interest expense and other expense, net.....     (14,449)    (15,060)     (45,557)    (41,635)
                                               ---------   ---------    ---------   ---------
Income before income taxes and cumulative
  effect of change in accounting principle..   $  23,762   $  17,011    $  86,832   $  62,079
                                               =========   =========    =========   =========


 (1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $24.2 and $19.5 million for the third quarter of 2004 and 2003, respectively, and $73.3 and $59.2 million for the first nine months of 2004 and 2003, respectively.

                                ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION

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

                                ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THIRD QUARTER ENDED OCTOBER 3, 2004
                                  (THOUSANDS)

                                                                              Non-
                                             Parent        Guarantor       Guarantor
                                             Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            --------      ------------    ------------    ------------    ------------
Net sales.................................  $      -      $  118,097      $  134,676      $        -      $  252,773
Intercompany net sales....................         -          61,187           4,471         (65,658)              -
                                            --------      ----------      ----------      ----------      ----------
   Total net sales........................         -         179,284         139,147         (65,658)        252,773
                                            --------      ----------      ----------      ----------      ----------
Cost of products sold.....................         -        (132,049)       (100,257)         65,658        (166,648)
Selling, general and administrative.......         -         (28,414)        (19,164)                        (47,578)
Amortization of intangible assets.........         -            (336)              -                            (336)
                                            --------      ----------      ----------      ----------      ----------
Operating income..........................         -          18,485          19,726               -          38,211
Equity in income of subsidiaries..........    16,465               -               -         (16,465)              -
Intercompany royalty income (expense).....         -           9,953          (9,953)                              -
Intercompany dividend income..............         -           1,436               -          (1,436)              -
Interest income (expense), net............       635         (14,031)            545                         (12,851)
Other expense, net........................        (1)         (1,535)            (62)                         (1,598)
                                            --------      ----------      ----------      ----------      ----------
Income before income taxes................    17,099          14,308          10,256         (17,901)         23,762
Income taxes..............................      (222)         (6,135)         (1,964)                         (8,321)
                                            --------      ----------      ----------      ----------      ----------
Net income................................  $ 16,877      $    8,173      $    8,292      $  (17,901)     $   15,441
                                            ========      ==========      ==========      ==========      ==========






                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    THIRD QUARTER ENDED SEPTEMBER 28, 2003
                                  (THOUSANDS)

                                                                              Non-
                                             Parent        Guarantor       Guarantor
                                             Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            --------      ------------    ------------    ------------    ------------
Net sales.................................  $      -      $  104,870      $  110,255      $        -      $  215,125
Intercompany net sales....................         -          55,860           2,224         (58,084)              -
                                            --------      ----------      ----------      ----------      ----------
   Total net sales........................         -         160,730         112,479         (58,084)        215,125
                                            --------      ----------      ----------      ----------      ----------
Cost of products sold.....................         -        (118,366)        (80,224)         58,084        (140,506)
Selling, general and administrative.......         -         (23,985)        (18,419)                        (42,404)
Amortization of intangible assets.........         -            (144)              -                            (144)
                                            --------      ----------      ----------      ----------      ----------
Operating income..........................         -          18,235          13,836               -          32,071
Equity in income of subsidiaries..........    10,641               -               -         (10,641)              -
Intercompany royalty income (expense), net         -           8,241          (8,241)                              -
Intercompany dividend income..............         -              60               -             (60)              -
Interest income (expense), net............       779         (14,553)            697                         (13,077)
Other expense, net........................        (1)           (471)         (1,511)                         (1,983)
                                            --------      ----------      ----------      ----------      ----------
Income before income taxes................    11,419          11,512           4,781         (10,701)         17,011
Income taxes..............................      (273)         (3,302)         (2,350)                         (5,925)
                                            --------      ----------      ----------      ----------      ----------
Net income................................  $ 11,146      $    8,210      $    2,431      $  (10,701)     $   11,086
                                            ========      ==========      ==========      ==========      ==========

                                ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 3, 2004
                                  (THOUSANDS)


                                                                              Non-
                                             Parent        Guarantor       Guarantor
                                             Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            --------      ------------    ------------    ------------    ------------
Net sales.................................  $      -      $  366,444      $  414,894      $        -      $  781,338
Intercompany net sales....................         -         183,833          12,981        (196,814)              -
                                            --------      ----------      ----------      ----------      ----------
   Total net sales........................         -         550,277         427,875        (196,814)        781,338
                                            --------      ----------      ----------      ----------      ----------
Cost of products sold.....................         -        (404,391)       (294,693)        196,814        (502,270)
Selling, general and administrative.......         -         (90,172)        (55,732)                       (145,904)
Amortization of intangible assets.........         -            (775)              -                            (775)
                                            --------      ----------      ----------      ----------      ----------
Operating income..........................         -          54,939          77,450               -         132,389
Equity in income of subsidiaries..........    59,897               -               -         (59,897)              -
Intercompany royalty income (expense).....         -          31,357         (31,357)                              -
Intercompany dividend income..............         -           4,611               -          (4,611)              -
Interest income (expense), net............     2,056         (43,199)          1,696                         (39,447)
Other expense, net........................        (5)         (3,760)         (2,345)                         (6,110)
                                            --------      ----------      ----------      ----------      ----------
Income before income taxes................    61,948          43,948          45,444         (64,508)         86,832
Income taxes..............................      (718)        (21,351)         (8,144)                        (30,213)
                                            --------      ----------      ----------      ----------      ----------
Net income................................  $ 61,230      $   22,597      $   37,300      $  (64,508)     $   56,619
                                            ========      ==========      ==========      ==========      ==========





                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 28, 2003
                                  (THOUSANDS)

                                                                              Non-
                                             Parent        Guarantor       Guarantor
                                             Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            --------      ------------    ------------    ------------    ------------
Net sales.................................  $      -      $  321,510      $  355,719      $        -      $  677,229
Intercompany net sales....................         -         171,216           8,662        (179,878)              -
                                            --------      ----------      ----------      ----------      ----------
   Total net sales........................         -         492,726         364,381        (179,878)        677,229
                                            --------      ----------      ----------      ----------      ----------
Cost of products sold.....................         -        (356,402)       (263,790)        179,878        (440,314)
Selling, general and administrative.......         -         (81,479)        (49,839)                       (131,318)
Other operating charges...................         -          (1,376)            (75)                         (1,451)
Amortization of intangible assets.........         -            (432)              -                            (432)
                                            --------      ----------      ----------      ----------      ----------
Operating income..........................         -          53,037          50,677               -         103,714
Equity in income of subsidiaries..........    41,021               -               -         (41,021)              -
Intercompany royalty income (expense), net         -          26,293         (26,293)                              -
Intercompany dividend income..............         -           3,270               -          (3,270)              -
Interest income (expense), net............     2,448         (44,073)          1,898                         (39,727)
Other income (expense), net...............        (4)         (3,552)          1,648                          (1,908)
                                            --------      ----------      ----------      ----------      ----------
Income before income taxes and cumulative
  effect of change in accounting principle    43,465          34,975          27,930         (44,291)         62,079
Income taxes..............................      (855)        (14,271)         (6,592)                        (21,718)
                                            --------      ----------      ----------      ----------      ----------
Income before cumulative effect of change
  in accounting principle.................    42,610          20,704          21,338         (44,291)         40,361
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $600 ...................................         -            (583)           (438)                         (1,021)
                                            --------      ----------      ----------      ----------      ----------
Net income ...............................  $ 42,610      $   20,121      $   20,900      $  (44,291)     $   39,340
                                            ========      ==========      ==========      ==========      ==========

                                ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 3, 2004
                                  (THOUSANDS)


                                                                              Non-
                                             Parent        Guarantor       Guarantor
                                             Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            --------      ------------    ------------    ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents..............  $      3      $   11,400      $   23,843      $        -      $   35,246
   Accounts receivable, trade, net........         -           6,059         109,526                         115,585
   Accounts receivable, other.............         -           3,025          27,310                          30,335
   Receivables from related parties.......       182          16,005               -                          16,187
   Inventories............................         -         108,272          80,221                         188,493
   Deferred income tax assets.............         -          21,420           4,621                          26,041
   Prepaid expenses.......................         -           3,612           1,952                           5,564
                                            --------      ----------      ----------      ----------      ----------
     Total Current Assets.................       185         169,793         247,473               -         417,451
Investment in subsidiaries................   307,822         248,811               -        (556,633)              -
Intercompany loans........................    16,021          (7,679)         (8,342)                              -
Due from (to) subsidiaries, net...........         -          15,934         (15,934)                              -
Property, plant and equipment, net........         -         494,907          89,085                         583,992
Goodwill..................................    89,931         240,927           6,540                         337,398
Intangible assets, net....................         -          18,761               -                          18,761
Long-term receivable from related party...         -               -          33,561                          33,561
Other assets..............................         -          62,516             445                          62,961
                                            --------      ----------      ----------      ----------      ----------
Total Assets..............................  $413,959      $1,243,970      $  352,828      $ (556,633)     $1,454,124
                                            ========      ==========      ==========      ==========      ==========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt........................  $      -      $        -      $       67      $        -      $       67
   Current maturities of long-term debt...         -           2,884             144                           3,028
   Loan payable to related party..........         -               -          15,000                          15,000
   Accounts payable.......................         -          31,898          36,407                          68,305
   Accrued liabilities....................         -          49,137          22,822                          71,959
   Income taxes payable...................    12,488           3,574           7,853                          23,915
                                            --------      ----------      ----------      ----------      ----------
     Total Current Liabilities............    12,488          87,493          82,293               -         182,274
Long-term debt less current maturities ...         -         649,501             426                         649,927
Deferred income tax liabilities...........         -         126,681          15,715                         142,396
Other liabilities.........................    57,370          72,473           5,583                         135,426
Total Shareholder's Equity................   344,101         307,822         248,811        (556,633)        344,101
                                            --------      ----------      ----------      ----------      ----------
Total Liabilities and Shareholder's
   Equity.................................  $413,959      $1,243,970      $  352,828      $ (556,633)     $1,454,124
                                            ========      ==========      ==========      ==========      ==========

                                ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003
                                  (THOUSANDS)


                                                                              Non-
                                             Parent        Guarantor       Guarantor
                                             Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                            --------      ------------    ------------    ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents..............  $      5      $   29,009      $   27,412      $        -      $   56,426
   Accounts receivable, trade, net........         -           2,807          84,114                          86,921
   Accounts receivable, other.............         -           3,152          16,529                          19,681
   Receivables from related parties.......       183          12,795            (470)                         12,508
   Inventories............................         -         102,364          85,441                         187,805
   Deferred income tax assets.............         -          21,421           4,280                          25,701
   Prepaid expenses.......................         -           3,847           1,930                           5,777
                                            --------      ----------      ----------      ----------      ----------
     Total Current Assets.................       188         175,395         219,236               -         394,819
Investment in subsidiaries................   367,837         223,261               -        (591,098)              -
Intercompany loans........................    16,021          (8,185)         (7,836)                              -
Due from (to) subsidiaries, net...........         -          41,670         (41,670)                              -
Property, plant and equipment, net........         -         494,451          86,157                         580,608
Goodwill..................................    89,931         235,775           5,395                         331,101
Intangible assets, net....................         -           8,866               -                           8,866
Long-term receivable from related party...         -               -          32,116                          32,116
Long-term loan receivable from related
  party...................................         -          31,231               -                          31,231
Other assets..............................         -          56,912             567                          57,479
                                            --------      ----------      ----------      ----------      ----------
Total Assets..............................  $473,977      $1,259,376      $  293,965      $ (591,098)     $1,436,220
                                            ========      ==========      ==========      ==========      ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt........................  $      -      $        -      $       68      $        -      $       68
   Current maturities of long-term debt...         -           2,715               7                           2,722
   Accounts payable.......................         -          29,103          25,512                          54,615
   Accrued liabilities....................         -          67,591          21,432                          89,023
   Income taxes payable...................    21,350           3,489           8,424                          33,263
                                            --------      ----------      ----------      ----------      ----------
     Total Current Liabilities............    21,350         102,898          55,443               -         179,691
Long-term debt less current maturities ...         -         620,447              26                         620,473
Deferred income tax liabilities...........         -         103,847          13,972                         117,819
Other liabilities.........................    58,245          64,347           1,263                         123,855
Total Shareholder's Equity................   394,382         367,837         223,261        (591,098)        394,382
                                            --------      ----------      ----------      ----------      ----------
Total Liabilities and Shareholder's
   Equity.................................  $473,977      $1,259,376      $  293,965      $ (591,098)     $1,436,220
                                            ========      ==========      ==========      ==========      ==========

                                ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                       NINE MONTHS ENDED OCTOBER 3, 2004
                                  (THOUSANDS)


                                                                                               Non-
                                                              Parent        Guarantor       Guarantor
                                                              Company      Subsidiaries    Subsidiaries      Consolidated
                                                            ----------     ------------    ------------      ------------
Cash provided by (used in) operating activities:
  Net income.............................................   $  (3,278)     $   22,597      $    37,300       $   56,619
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation........................................           -          37,533           10,411           47,944
     Amortization of intangible assets...................           -             775                -              775
     Deferred income taxes...............................           -          19,069            1,402           20,471
  Increase in working capital items......................      (5,096)        (22,457)         (12,919)         (40,472)
  Proceeds from sale of accounts receivable..............           -               -            3,930            3,930
  Increase in receivables from related parties...........           1          (3,287)          (1,915)          (5,201)
  Change in amounts due to (from) subsidiaries...........           -          25,736          (25,736)               -
  Change in investment in and advances to affiliates.....       9,246          (2,776)          (6,470)               -
  Other, net.............................................        (875)          3,636             (212)           2,549
                                                            ---------      ----------      -----------       ----------
Net cash provided by (used in) operating activities......          (2)         80,826            5,791           86,615
                                                            ---------      ----------      -----------       ----------
Cash used in investing activities:
  Capital expenditures and acquisitions..................           -         (54,920)         (20,020)         (74,940)
                                                            ---------      ----------      -----------       ----------
Net cash used in investing activities....................           -         (54,920)         (20,020)         (74,940)
                                                            ---------      ----------      -----------       ----------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................           -               -               (1)              (1)
  Proceeds from issuance of debt.........................           -          31,188                -           31,188
  Repayments of long-term debt...........................           -                              (69)          (2,229)
  Loan from related party................................           -               -           15,000           15,000
  Increase in loan to related party......................           -          (7,760)               -           (7,760)
  (Increase) decrease in intercompany loans..............           -            (506)             506                -
  Debt issuance costs....................................           -          (1,725)               -           (1,725)
  Intercompany dividends.................................      67,163         (62,552)          (4,611)               -
  Dividend to parent company.............................     (67,163)              -                -          (67,163)
                                                            ---------      ----------      -----------       ----------
Net cash provided by (used in) financing activities......           -         (43,515)          10,825          (32,690)
                                                            ---------      ----------      -----------       ----------
Effect of exchange rate fluctuations on cash and cash
  equivalents............................................           -               -             (165)            (165)
                                                            ---------      ----------      -----------       ----------
Net change in cash and cash equivalents..................          (2)        (17,609)          (3,569)         (21,180)
Cash and cash equivalents, beginning of period...........           5          29,009           27,412           56,426
                                                            ---------      ----------      -----------       ----------
Cash and cash equivalents, end of period.................   $       3      $   11,400      $    23,843       $   35,246
                                                            =========      ==========      ===========       ==========

                                ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     NINE MONTHS ENDED SEPTEMBER 28, 2003
                                  (THOUSANDS)


                                                                                              Non-
                                                             Parent         Guarantor       Guarantor
                                                             Company       Subsidiaries    Subsidiaries      Consolidated
                                                            --------       ------------    ------------      ------------
Cash provided by (used in) operating activities:
  Net income.............................................   $ (1,681)      $   20,121      $    20,900       $   39,340
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle.          -              583              438            1,021
     Depreciation........................................          -           36,144            8,659           44,803
     Amortization of intangible assets...................          -              432                -              432
     Deferred income taxes...............................          -           13,773            4,685           18,458
  (Increase) decrease in working capital items...........      1,839          (16,176)         (17,907)         (32,244)
  Proceeds (repayments) from sale of accounts receivable.          -                -           (2,560)          (2,560)
  Increase in receivable from related parties............       (215)            (385)         (12,509)         (13,109)
  Change in amounts due to (from) subsidiaries...........          -           (2,665)           2,665                -
  Change in investment in and advances to affiliates.....     (1,353)         (10,365)          11,718                -
  Other, net.............................................        (40)             584            1,156            1,700
                                                            --------       ----------      -----------       ----------
Net cash provided by (used in) operating activities......     (1,450)          42,046           17,245           57,841
                                                            --------       ----------      -----------       ----------
Cash used in investing activities:
  Capital expenditures and acquisition...................          -          (32,638)         (17,021)         (49,659)
                                                            --------       ----------      -----------       ----------
Net cash used in investing activities....................          -          (32,638)         (17,021)         (49,659)
                                                            --------       ----------      -----------       ----------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................          -                -              (76)             (76)
  Repayments of long-term debt...........................          -           (1,577)              23           (1,554)
  (Increase) decrease in intercompany loans..............          -           (7,967)           7,967                -
  Intercompany dividends.................................          -            3,270           (3,270)               -
  Capital contribution from parent company...............      1,451                -                -            1,451
                                                            --------       ----------      -----------       ----------
Net cash provided by (used in) financing activities......      1,451           (6,274)           4,644             (179)
                                                            --------       ----------      -----------       ----------
Effect of exchange rate changes on cash and cash
   equivalents...........................................          -                -            3,001            3,001
                                                            --------       ----------      -----------       ----------
Net change in cash and cash equivalents..................          1            3,134            7,869           11,004
Cash and cash equivalents, beginning of period...........          6           17,735           15,550           33,291
                                                            --------       ----------      -----------       ----------
Cash and cash equivalents, end of period.................   $      7       $   20,869      $    23,419       $   44,295
                                                            ========       ==========      ===========       ==========

                                ISP CHEMCO INC.

NOTE 14.  CONTINGENCIES

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the surfactants partnership and also has

                                ISP CHEMCO INC.

NOTE 14. CONTINGENCIES - (CONTINUED)

filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $291 million, computed as of October 3, 2004. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 8 and 22 to consolidated financial statements contained in the 2003 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first nine months of 2004. For a discussion of our critical accounting policies, reference is made to the "- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


RESULTS OF OPERATIONS - THIRD QUARTER 2004 COMPARED WITH
                        THIRD QUARTER 2003

     Overview

     We recorded net income of $15.4 million for the third quarter of 2004 compared with net income of $11.1 million in the third quarter of 2003. The improved results for the third quarter of 2004 were attributable to significantly higher operating income.

     Net Sales. Net sales by business segment for the third quarter of 2004 and 2003 were:

                                                      Third Quarter Ended
                                                    --------------------------
                                                    October 3,       Sept. 28,
                                                       2004            2003
                                                    ----------       ---------
                                                            (Millions)
            Specialty chemicals.................... $   168.7        $   153.5
            Industrial chemicals...................      50.5             35.0
            Mineral products.......................      33.6             26.6
                                                    ---------        ---------
              Net sales............................ $   252.8        $   215.1
                                                    =========        =========

     Net sales for the third quarter of 2004 were $252.8 million compared with $215.1 million in the third quarter of 2003. The $37.7 million (18%) increase in sales resulted from higher unit volumes in all business segments (totaling $32.4 million) and the favorable impact of the weaker U.S. dollar ($5.2 million), primarily in Europe. Specialty chemicals sales also benefited from the three acquisitions made during the first quarter of 2004.

     Gross Margin. Our gross margin in the third quarter of 2004 was 34.1% compared with 34.7% in the third quarter of 2003. The overall margin was reduced due to a lower margin for the industrial chemicals segment, which decreased to 11.2% from 13.9% in the third quarter of 2003 primarily due to the adverse impact of the stronger Euro on European-based manufacturing costs. The gross margin for the specialty chemicals segment increased to 42.4% in the third quarter of 2004 from 41.5% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, partially offset by higher manufacturing costs, while the gross margin for the mineral products segment increased to 26.4% from 23.0% in the third quarter of 2003 as a result of favorable pricing and the impact of higher unit volumes.

     Selling, General and Administrative. Selling, general and administrative expenses increased 12% in the third quarter of 2004 to $47.6 million from $42.4 million in the third quarter of 2003, however, as a percent of sales, decreased to 18.8% from 19.7% in the third quarter of 2003. The increase in selling, general and administrative expenses in the third quarter of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Operating Income. Operating income (loss) by business segment for the third quarter of 2004 and 2003 was:

                                                       Third Quarter Ended
                                                    --------------------------
                                                    October 3,       Sept. 28,
                                                       2004            2003
                                                    ----------       ---------
                                                            (Millions)
            Specialty chemicals.................... $    33.8        $    29.8
            Industrial chemicals...................      (0.7)            (1.2)
            Mineral products.......................       5.5              3.5
                                                    ---------        ---------
              Total segment operating income.......      38.6             32.1
            Unallocated corporate office items.....      (0.4)               -
                                                    ---------        ---------
              Operating income..................... $    38.2        $    32.1
                                                    =========        =========

     Operating income for the third quarter of 2004 was $38.2 million, a 19% increase compared with $32.1 million in the third quarter of 2003. Operating income for the specialty chemicals segment was $33.8 million for the third quarter of 2004, a 13% improvement compared with $29.8 million in the third quarter of 2003. The improved results were attributable to higher unit volumes in the personal care product line and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the third quarter of 2004 was also favorably impacted by the weaker U.S. dollar and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $0.7 million in the third quarter of 2004 compared with an operating loss of $1.2 million in the third quarter of 2003. The results were attributable to favorable unit volumes and pricing, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

     Operating income for the mineral products segment was $5.5 million in the third quarter of 2004 compared with $3.5 million in the third quarter of 2003. The 57% improvement in operating income from the third quarter of 2003 was due to higher unit volumes and favorable pricing, partially offset by increased manufacturing costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the third quarter of 2004 was $12.9 million compared with $13.1 million in the same period in 2003. The lower interest expense was attributable to lower average interest rates ($0.5 million impact), partially offset by higher average borrowings ($0.3 million impact), both as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Other Expense, net. Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $1.6 million in the third quarter of 2004 compared with $2.0 million in the third quarter of 2003.

     Income Taxes. In the third quarter of 2004, we recorded a provision for income taxes of $8.3 million. Our effective tax rate for the third quarter of 2004 was 35.0%, which was consistent with an effective tax rate of 34.8% in the third quarter of 2003.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products.

Specialty Chemicals

     Sales in the third quarter of 2004 were $168.7 million compared with $153.5 million in the same period in 2003. The 10% increase in sales was mainly attributable to higher unit volumes ($15.1 million), primarily in the personal care and performance chemicals product lines. The favorable impact of the weaker U.S. dollar ($3.6 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in its skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines also benefited from the three acquisitions made during the first quarter of 2004.

     Operating income for the specialty chemicals segment improved 13% to $33.8 million for the third quarter of 2004 compared with $29.8 million in the third quarter of 2003. The improved results were attributable to the favorable effect of higher unit volumes (totaling $10.6 million), mainly in the personal care and performance chemicals product lines, and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the third quarter of 2004 was also favorably impacted by the weaker U.S. dollar ($1.2 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004. Partially offsetting these favorable factors was unfavorable pricing ($3.5 million) across all product lines and higher manufacturing costs in all product lines other than fine chemicals (totaling $3.6 million).

Industrial Chemicals

     Sales in the third quarter of 2004 were $50.5 million compared with $35.0 million in the third quarter of 2003. The 44% increase in sales resulted from higher unit volumes ($12.5 million), favorable pricing ($1.4 million) and by the favorable effect of the weaker U.S. dollar ($1.6 million).

     The industrial chemicals segment recorded an operating loss of $0.7 million in the third quarter of 2004 compared with an operating loss of $1.2 million in the third quarter of 2003. The results were attributable to the favorable impact of higher unit volumes and favorable pricing (totaling $2.4 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

Mineral Products

     Sales for the mineral products segment for the third quarter of 2004 were $33.6 million compared with $26.6 million for the third quarter of 2003. The 26% increase was due to higher unit volumes ($4.8 million) as a result of industry-wide growth and also favorable pricing ($2.1 million). The sales growth included 24% higher sales to Building Materials Corporation of America, an affiliate which we refer to as "BMCA."

     Operating income for the mineral products segment was $5.5 million in the third quarter of 2004 compared with $3.5 million for the third quarter of 2003. The 57% improvement from the third quarter of 2003 was primarily due to the impact of the higher unit volumes and favorable pricing (totaling $3.4 million), partially offset by increased manufacturing costs and higher freight and distribution expenses (totaling $1.4 million).


RESULTS OF OPERATIONS - FIRST NINE MONTHS 2004 COMPARED WITH
                        FIRST NINE MONTHS 2003

     Overview

     We recorded net income of $56.6 million for the first nine months of 2004 compared with net income of $39.3 million in the first nine months of 2003. The improved results for the first nine months of 2004 were attributable to significantly higher operating income. Net income for the first nine months 2003 included a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations."

     Net Sales. Net sales by business segment for the first nine months of 2004 and 2003 were:

                                                        Nine Months Ended
                                                     -------------------------
                                                     October 3,      Sept. 28,
                                                        2004           2003
                                                     ---------       ---------
                                                            (Millions)
            Specialty chemicals....................  $   533.0       $   470.4
            Industrial chemicals...................      148.3           128.5
            Mineral products.......................      100.1            78.3
                                                     ---------       ---------
              Net sales............................  $   781.3       $   677.2
                                                     =========       =========

     Net sales for the first nine months of 2004 were $781.3 million compared with $677.2 million in the first nine months of 2003. The $104.1 million (15%) increase in sales resulted primarily from higher unit volumes in all business segments (totaling $84.4 million). The favorable impact of the weaker U.S. dollar ($25.8 million), primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the first nine months of 2004 was 35.7% compared with 35.0% in the first nine months of 2003. The gross margin for the specialty chemicals segment increased to 44.5% in the first nine months of 2004 from 43.1% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, partially offset by unfavorable pricing. Also, the gross margin for the industrial chemicals segment increased to 11.5% in the first nine months of 2004 from 10.7% in the same period of 2003 due to higher unit volumes and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs. The overall improved margin was adversely impacted by a lower gross margin for the mineral products segment, which decreased to 24.9% from 26.2% in the first nine months of 2003 as a result of higher manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 11% in the first nine months of 2004 to $145.9 million from $131.3 million in the first nine months of 2003, however, as a percent of sales, decreased to 18.7% from 19.4% in the first nine months of 2003. The increase in selling, general and administrative expenses in the first nine months of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Other operating charges. Other operating charges of $1.5 million in the first nine months of 2003 represented a charge for compensation expense for stock option payments related to ISP's going private transaction in February 2003.

     Operating Income. Operating income (loss) by business segment for the first nine months of 2004 and 2003 was:

                                                        Nine Months Ended
                                                     -------------------------
                                                     October 3,      Sept. 28,
                                                        2004           2003
                                                     ---------       ---------
                                                             (Millions)
            Specialty chemicals....................  $   121.6       $    96.7
            Industrial chemicals...................       (2.3)           (5.3)
            Mineral products.......................       13.6            12.2
                                                     ---------       ---------
              Total segment operating income.......      132.9           103.6
            Unallocated corporate office items.....       (0.5)            0.1
                                                     ---------       ---------
              Operating income.....................  $   132.4       $   103.7
                                                     =========       =========

     Operating income for the first nine months of 2004 was $132.4 million compared with $103.7 million in the first nine months of 2003. Excluding the other operating charges discussed above, operating income increased 26% to $132.4 million from $105.2 million in the first nine months of 2003 (see "Non-GAAP Financial Measures" below).

     Operating income for the specialty chemicals segment was $121.6 million for the first nine months of 2004 compared with $96.7 million in the first nine months of 2003. On a comparable basis, excluding the aforementioned charges pertaining to specialty chemicals, operating income for the segment improved 24% to $121.6 million compared with $97.8 million in the first nine months of 2003. The improved results were attributable to higher unit volumes in the personal care and performance chemicals product lines and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the first nine months of 2004 was also favorably impacted by the weaker U.S. dollar ($13.0 million) and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $2.3 million in the first nine months of 2004. Excluding the aforementioned other operating charges in the first nine months of 2003 pertaining to industrial chemicals, the operating loss in the first nine months of 2003 was $5.1 million. The lower losses were attributable to higher unit volumes and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

     Operating income for the mineral products segment was $13.6 million in the first nine months of 2004. On a comparable basis, excluding other operating charges in the first nine months of 2003 pertaining to mineral products, operating income was $12.4 million for the first nine months of 2003. The improvement in operating income was due to the favorable impact of higher unit volumes and favorable pricing, partially offset by increased manufacturing costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the first nine months of 2004 was $39.4 million compared with $39.7 million in the same period in 2003. The lower interest expense was attributable to lower average interest rates ($1.5 million impact), partially offset by higher average borrowings ($1.2 million impact), both as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Other Expense, net. Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $6.1 million in the first nine months of 2004 compared with $1.9 million in the first nine months of 2003. The higher expense in the first nine months of 2004 was due to unfavorable foreign exchange.

     Income Taxes. In the first nine months of 2004, we recorded a provision for income taxes of $30.2 million. Our effective tax rate for the first nine months of 2004 and 2003 was 34.8% and 35.0%, respectively.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through four reportable business segments: specialty chemicals; industrial chemicals; synthetic elastomers; and mineral products. The operating income for the first nine months of 2003 for each business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

     Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with U.S. generally accepted accounting principles.

                                                          Nine Months Ended
                                                      -------------------------
                                                      October 3,   September 28,
                                                         2004          2003
                                                      ----------   ------------
                                                             (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................ $   132.4    $   103.7
Non-GAAP adjustments:
     Add: Other operating charges(1).................         -          1.5
                                                      ---------    ---------
Operating income as adjusted......................... $   132.4    $   105.2
                                                      =========    =========

Supplemental Business Segment Information:

Operating income (loss):
  Operating income per GAAP - Specialty Chemicals.... $   121.6    $    96.7
  Non-GAAP adjustments (1)...........................         -          1.1
                                                      ---------    ---------
  Operating income - Specialty Chemicals as adjusted. $   121.6    $    97.8
                                                      =========    =========

  Operating loss per GAAP - Industrial Chemicals..... $    (2.3)   $    (5.3)
  Non-GAAP adjustments (1)...........................         -          0.2
                                                      ---------    ---------
  Operating loss - Industrial Chemicals as adjusted.. $    (2.3)   $    (5.1)
                                                      =========    =========

  Operating income per GAAP - Mineral Products....... $    13.6    $    12.2
  Non-GAAP adjustments (1)...........................         -          0.2
                                                      ---------    ---------
  Operating income - Mineral Products as adjusted.... $    13.6    $    12.4
                                                      =========    =========

  Total segment operating income as adjusted......... $   132.9    $   105.1
  Unallocated corporate office per GAAP..............      (0.5)         0.1
                                                      ---------    ---------
  Operating income as adjusted....................... $   132.4    $   105.2
                                                      =========    =========


  (1) Non-GAAP adjustments for the first nine months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction.


Specialty Chemicals

     Sales in the first nine months of 2004 were $533.0 million compared with $470.4 million for the same period in 2003. The 13% increase in sales was mainly attributable to higher unit volumes ($52.0 million), primarily in the personal care and performance chemicals product lines. The favorable impact of the weaker U.S. dollar ($19.3 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in each of its skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines also benefited from the three acquisitions made during the first quarter of 2004.

     Operating income for the specialty chemicals segment was $121.6 million for the first nine months of 2004 compared with $96.7 million in the first nine months of 2003. On a comparable basis, excluding the aforementioned other operating charges pertaining to specialty chemicals, operating income for the segment improved 24% to $121.6 million compared with $97.8 million in the first nine months of 2003. The improved results were attributable to the favorable effect of higher unit volumes ($31.3 million), primarily in the personal care and performance chemicals product lines, and an improved product mix and manufacturing efficiencies achieved in the fine chemicals product line. Operating income for the specialty chemicals segment in the first nine months of 2004 was also favorably impacted by the weaker U.S. dollar ($13.0 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004. Partially offsetting these favorable factors was unfavorable pricing ($8.7 million), higher manufacturing costs in product lines other than fine chemicals (totaling $6.4 million) and higher selling and distribution expenses ($7.4 million) resulting from the higher sales levels.

Industrial Chemicals

     Sales in the first nine months of 2004 were $148.3 million compared with $128.5 million in the first nine months of 2003. The 15% increase in sales was attributable to higher unit volumes ($12.7 million) and the favorable effect of the weaker U.S. dollar ($6.5 million).

     The industrial chemicals segment recorded an operating loss of $2.3 million in the first nine months of 2004. Excluding the aforementioned other operating charges in the first nine months of 2003 pertaining to industrial chemicals, the operating loss in the first nine months of 2003 was $5.1 million. The lower losses were attributable to the higher unit volumes and manufacturing efficiencies (totaling $6.2 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs ($4.2 million).

Mineral Products

     Sales for the Mineral Products segment for the first nine months of 2004 were $100.1 million compared with $78.3 million for the first nine months of 2003. The 28% increase was due to higher unit volumes ($19.6 million) as a result of industry-wide growth and included 24% higher sales to BMCA.

     Operating income for the mineral products segment was $13.6 million in the first nine months of 2004. On a comparable basis, excluding other operating charges in the first nine months of 2003 pertaining to mineral products, operating income was $12.4 million for the first nine months of 2003. The 10% improvement from the third quarter of 2003 was primarily due to the impact of the higher unit volumes and favorable pricing (totaling $5.9 million), partially offset by increased manufacturing costs and higher freight and distribution expenses (totaling $4.7 million).


LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first nine months of 2004, our net cash flow before financing activities was $11.7 million, including $86.6 million of cash generated from operations, partially offset by the reinvestment of $74.9 million for capital programs and acquisitions.

     Operating Activities. Net cash generated from operating activities totaled $86.6 million for the first nine months of 2004, compared with $57.8 million in the first nine months of 2003. Cash from operations for the first nine months of 2004 included a cash investment of $40.5 million in additional working capital, including a $37.8 million increase in receivables as a result of higher sales and a $5.8 million net decrease in payables and accrued liabilities, partially offset by a $2.8 million decrease in inventories. Operating activities also included a $5.2 million cash outflow from related party transactions, principally due to increased receivables from BMCA as a result of higher sales of mineral products to BMCA.

     Investing Activities. Net cash used in investing activities in the first nine months of 2004 totaled $74.9 million. Capital expenditures in the first nine months of 2004 were $46.3 million compared with $42.4 million in the first nine months of 2003. During the first nine months of 2004, we completed three acquisitions in Europe to further enhance our global specialty chemicals business. The purchase price of these acquisitions totaled $27.3 million in cash.

     Financing Activities. Net cash used in financing activities in the first nine months of 2004 totaled $32.7 million. In April 2004, we dividended a total of $106.2 million to our parent company, International Specialty Holdings Inc., including cash dividends of $67.2 million. In connection with these dividends, our total long-term loan receivable of $39.0 million from a related party was eliminated. Financing activities also included a cash inflow of $31.2 million from a refinancing of our senior secured credit facilities (see below) and $15.0 million in short-term borrowings from a related party, partially offset by an increase of $7.8 million in a loan to a related party. In April 2004, we borrowed a total of $34.0 million from a subsidiary of our parent company pursuant to two note agreements. One loan, for $30.0 million, has a maturity date of October 30, 2004, and the second loan, for $4.0 million has a maturity date of April 30, 2005. Interest is payable on each loan at the rate of 1.65% per annum. The balance of these loans outstanding at October 3, 2004 was $15.0 mllion, which was repaid in October 2004.

     On April 2, 2004, we and three of our wholly owned subsidiaries amended and restated our June 2001 $450.0 million senior secured credit facilities, which we refer to as the "Senior Credit Facilities" in order to extend the term, increase future flexibility and reduce the effective interest rate on borrowings. The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In connection therewith, we borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.

     As a result of the foregoing factors, cash and cash equivalents decreased by $21.2 million during the first nine months of 2004 to $35.2 million.

   Current Maturities of Long-Term Debt

     As of October 3, 2004, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended September 2005, totaled $3.0 million, including $2.5 million related to the term loan under the Senior Credit Facilities. In addition, as discussed above, we have short-term loans payable to a related party totaling $15.0 million.

   Operating Lease Obligation

     We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The third and final renewal option was exercised during the first quarter of 2004. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. It is our current intention to exercise the purchase option and to maintain the Freetown plant and business, and we will be evaluating financing alternatives in that regard. Upon exercise of the purchase option in the first quarter of 2005, we will be obligated to pay a fixed purchase price of $33.6 million.

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

   Contingencies

     See Note 14 to consolidated financial statements for information regarding contingencies.

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

     In May 2004, the FASB issued FASB Staff Position, which we refer to as "FSP," No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we refer to as the "Act" for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. We adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on our financial statements was insignificant.

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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2003 and October 3, 2004, there were no equity-related financial instruments employed by us to reduce market risk.


                        ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Vice President and Controller have each concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

     Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II


                               OTHER INFORMATION


ITEM 6.  EXHIBITS

  Exhibits:

     Exhibit Number
     --------------


     31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Principal Executive Officer.

     31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Principal Financial Officer.

     32.1   Certification pursuant to 18 U.S.C. Section 1350.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.





DATE:  November 17, 2004           BY: /s/ Sunil Kumar
       -----------------               ---------------

                                       Sunil Kumar
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


DATE:  November 17, 2004           BY: /s/Kenneth M. McHugh
       -----------------               --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Financial and Chief
                                          Accounting Officer)