Form 10-K
period 2004-12-31
ISP CHEMCO INC; ISP TECHNOLOGIES INC /NY/; ISP CHEMICALS INC /NY/; ISP MINERALS INC /NY/
filed 2005-03-31
CIK 1067851, 1159974, 1159975, 1159976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-17827-01

ISP CHEMCO INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0382622 (IRS Employer Identification No.)
300 Delaware Avenue Suite 303
Wilmington, Delaware (Address of Principal Executive Offices)	19801 (Zip Code)

Registrant's Telephone Number, Including Area Code: (302) 427-5818

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

        As of March 30, 2005, 100 shares of common stock, par value $.01 per share of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of March 30, 2005, each of the additional registrants had the number of shares outstanding that is shown on the table below. There is no trading market for the common stock of the additional registrants. As of March 30, 2005, no shares of the registrant or the additional registrants were held by non-affiliates.

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

ISP CHEMCO INC.

FORM 10-K
for the fiscal year ended December 31, 2004

Table of Contents

i

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

Item 1.    Business.

General

        ISP Chemco Inc. is a leading multinational manufacturer and supplier of chemicals and mineral products for a wide variety of personal care, pharmaceutical, food, beverage, biocides, plastics and other applications that enhance product performance. We produce more than four hundred specialty chemicals which we market and sell to over six thousand customers in more than ninety countries worldwide. We are an indirect wholly owned subsidiary of International Specialty Products Inc., or ISP. We were incorporated in Delaware in 1998. Unless otherwise indicated by the context, "we," "us," "our," and "ISP Chemco" refers to ISP Chemco Inc. and its consolidated subsidiaries and "ISP" refers to International Specialty Products Inc. and its consolidated subsidiaries.

        Samuel J. Heyman, ISP's Chairman, is the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of 100% of ISP's common stock. ISP owns all of the issued and outstanding capital stock of International Specialty Holdings Inc., which we refer to as IS Holdings. IS Holdings was formed in 2001 in connection with an internal corporate restructuring ISP completed in June 2001. IS Holdings owns all of our and ISP Investco LLC's issued and outstanding capital stock and all of the partnership interests of ISP Synthetic Elastomers LP. We operate ISP's businesses exclusively through our direct and indirect subsidiaries (except for the synthetic elastomers business which operates through IS Holdings). ISP Investco was formed in 2001 for the purpose of holding all of ISP's investment assets and related liabilities.

        The address and telephone number of our principal executive offices is 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5818.

        During the last five years, our goal has been to move toward increasing our focus on our consumer-oriented, service intensive and highly technical businesses while consolidating, downsizing or otherwise improving certain of our low margin industrial businesses. We report three business segments: specialty chemicals, industrial chemicals and mineral products. Our more recent focus has been to add new product platforms that utilize our expertise in polymer manufacturing, research and development and process technology. Another important objective is to seek additional sources of high quality supply of key raw materials in support of the increasing demand for specialty chemical products. We also supplement our internal resources with strategic alliances and continually strive to lower our costs through operating efficiencies and plant consolidations.

        Providing high levels of technical service to our customers is an important attribute of our business. To enhance support provided by our technical service team, we have added technical service laboratories to our current global network of applications. In this regard, we opened a new technical service laboratory in India and added two centers through our recent acquisitions in the United Kingdom and Germany.

        Strategic alliances have allowed us to leverage our core strengths in marketing, sales and technical services to obtain access to new technologies and expand the breadth and utility of our product offerings. Product offerings resulting from these strategic alliances include skin conditioners and other skin care products, pharmaceutical over-the counter, nutritional and oral care applications, personal care products, and a line of polymers.

        We continually explore possible acquisitions where we seek to acquire complementary technologies or products, expand our customer base and leverage our sales and distribution infrastructure and existing client relationships. During 2004, we made four strategic acquisitions, including three in Europe, which contributed to the growth of our business:

  •
  In February 2004, we acquired the assets and business of Red Carnation Gums Limited, a United Kingdom-based manufacturer of emulsifiers, stabilizers and gelling systems for the food and oral care markets;

  •
  In March 2004, we acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in the industrial and personal care markets. These products are used primarily in the printing, paints and coatings, polymer emulsions, skin care and hair care markets;

  •
  Also in March 2004, we acquired the assets and business of Hallcrest Limited and its United States affiliate, a United Kingdom-based manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries; and

  •
  In October 2004, we acquired Niro S/A's pharma technologies business which provides contract formulation, scale-up and manufacturing services with a focus on the use of spray drying technology for bioavailability enhancement to the pharmaceutical industry. In connection with this acquisition, we also entered into an alliance agreement with Niro that involves the development and marketing of spray drying and formulation technologies to enhance the bioavailability of pharmaceutical active ingredients. Through this strategic alliance, the two companies will work together to further develop and market the technology as a means to improve the bioavailability of drug actives and bring added value to the pharmaceutical industry.

        We expanded our Freetown, Massachusetts manufacturing facility's production capabilities to allow for the manufacture of some specialty chemical products for our personal care product line and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. We are also in the process of expanding our Texas City, Texas manufacturing facility in order to produce an expanded line of our pharmaceutical excipients. We anticipate that this plant expansion will be completed during the fourth quarter of 2005.

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

        Our specialty chemicals segment is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals segment through the following product lines:

  •
  Personal Care—whose products are sold to the skin care, hair care and oral care markets;

  •
  Pharmaceutical, Food and Beverage—whose products are sold to these government-regulated industries;

  •
  Performance Chemicals—whose products are sold to the aerospace, defense, paints and coatings, detergent, electronics, oil field, agricultural and powder metallurgy markets and various industrial markets; and

  •
  Fine Chemicals—whose products are sold to the pharmaceutical, biotechnology, agricultural, imaging and various other consumer markets.

        Sales of our specialty chemicals represented approximately 68%, 70% and 71% of our revenues in the years ending December 31, 2004, 2003 and 2002, respectively. For more information about our specialty chemicals business segment sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Note 18 to our consolidated financial statements included in this annual report on Form 10-K. Most of our specialty chemical products fall within the following categories:

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

  •
  alginates—includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our personal care; pharmaceutical, food and beverage; and performance chemicals product lines, with the majority of our sales to the food industry.

        The balance of our specialty chemical products are marketed by our performance chemicals and fine chemicals product lines. In addition, our sunscreens, preservatives, biofunctionals and emollients are each marketed by our personal care product line.

        Personal Care.    Our personal care product line markets numerous specialty chemicals that serve as critical ingredients in the formulation of many well-known skin care, hair care, oral care, toiletry and cosmetic products. For example, our polyvinylpyrrolidone polymers, which are derived from acetylene, are critical components in hair styling gels. If this polymer were removed, hold, stiffness and styling would be lost.

        Our skin care and oral care ingredients include or are used in:

  •
  ultraviolet (UV) light absorbing chemicals, which serve as sunscreens;

  •
  emollients, which provide skin softness;

  •
  moisturizers, which enhance the skin's water balance;

  •
  waterproofing agents, which enhance the performance of eye-liners and sunscreens in wet environments;

  •
  preservatives, which extend the shelf life of aqueous-based cosmetic formulations by preventing the growth of harmful bacteria;

  •
  toothpastes; and

  •
  denture adhesives.

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

        Our Bio-Functional Ingredients platform offers unique, clinically-proven and consumer-perceivable benefits that contribute to healthier skin. Vital ET™ is a Vitamin E phosphate complex that has outstanding efficacy as an anti-inflammatory and anti-erythemal agent that offers particular benefits in our sun care formulations. Another innovative addition to the skin care market is X-Tend™ 226, a proprietary polar ester with high solubility capacity for oxybenzone and avobenzone.

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

        Our oral care ingredients include our Gantrez® bioadhesive polymers which serve as critical ingredients in denture adhesives and tartar control toothpastes. In denture adhesives, Gantrez® provides the strength and duration of the hold of the denture to the gums. In tartar control toothpastes, Gantrez® inhibits enzyme activity in the mouth to increase the effectiveness of the product's tartar control.

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

  •
  cough syrups; and

  •
  antiseptics.

        Our Plasdone® and Polyplasdone® polymers for tablet binders and tablet disintegrants are established excipients for use in the production of wet granulated and direct compression tablets. New products in our pharmaceutical portfolio include CAVAMAX® cyclodextrins that are used in a variety of applications. The molecules form complexes with medicinal drugs to provide benefits including increased drug bioavailability, controlled drug release, taste and odor masking and drug stability.

        In the food and beverage markets, our alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including salad dressings, cheese sauces, fruit fillings, beer and health drinks. For example, our alginates products, marketed under the Kelcoloid® and Manucol® tradenames, are used as stabilizers in many well-known consumer products and prevent the separation of oil emulsions. We recently introduced Textureze™ systems that bring individual components together to optimize the stability, texture, structure and taste of finished food products. The systems are application-specific and have been designed to assist in the preparation of bakery fillings, salad dressings, dairy products and spreads. Our acetylene-based specialty polymers, marketed under the Polyclar® tradename, serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

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

        Our performance chemicals product line also includes our biocides business which is comprised of a broad range of preservatives and fungicides for various product applications, including paint and coatings under the Fungitrol® and Nuosept® product lines.

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

  Marketing and Sales.

        We market our specialty chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize them with our products, technology and capabilities. We primarily sell our specialty chemicals directly to our customers through our global in-house distribution network. We sell a limited portion of our specialty chemicals through distributors. We conduct our domestic marketing and sales efforts from our headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

  International Operations.

        We conduct our international operations through 48 subsidiaries and 50 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

        International sales of our specialty chemicals in 2004, 2003 and 2002 were approximately 55%, 52% and 47%, respectively, of our total sales of the specialty chemicals segment for those periods. For more information about our international sales, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity

and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

        We operate an alginates manufacturing plant in Girvan, Scotland and a research and administrative center in Tadworth, England. In addition, we hold equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania. These joint ventures serve to provide our alginates business with a steady supply of its primary raw material, seaweed.

        For information about the locations of our international long-lived assets, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

Industrial Chemicals

  Products and Markets.

        We manufacture a broad spectrum of industrial chemicals having numerous applications. We use proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value-added products specifically developed to meet customer requirements.

        Sales of industrial chemicals represented approximately 19%, 19% and 18% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively. For more information about industrial chemicals sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Note 18 to our consolidated financial statements included in this annual report on Form 10-K. Most of our industrial chemical products fall within the following categories:

  •
  intermediates—includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications. Our principal intermediate product is butanediol, which is utilized by us in the manufacture of many of our complex, value-added chemical products. Butanediol is sold in the merchant market to industrial companies for use in manufacturing polyesters, urethanes and polybutylene terephthalate (PBT) plastics.

  •
  solvents—includes our M-pyrol® brand of N-methyl pyrrolidone (NMP), for use in electronic chemicals, agricultural chemicals, cleaning and stripping applications and as a reaction solvent for engineering plastics, BLO® brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used as a solvent for PVC pipe cements, vinyl top coatings and a reaction solvent for pharmaceuticals.

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

  Marketing and Sales.

        We market our industrial chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize them with our products, technology and capabilities. We primarily sell our industrial chemicals directly to our customers through our global in-house distribution network. We sell a limited portion of our industrial chemicals through distributors. We conduct our domestic marketing and sales efforts from our headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

  International Operations.

        We conduct our international operations through 48 subsidiaries and 50 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

        International sales of our industrial chemicals in 2004, 2003 and 2002 were approximately 80%, 83% and 83%, respectively, of our total sales of the industrial chemicals segment for those periods. For more information about our international sales, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

        We own and operate ISP Marl GmbH, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. We lease the property where this manufacturing facility and plant are located pursuant to a long-term ground lease. Both production facilities are located at Infracor's Chemiepark site in Marl, Germany, and each relies upon Infracor to provide specific services, including utilities, rail transport and waste handling. We believe that the production costs for butanediol and THF at ISP Marl are among the most competitive in the industry. ISP Acetylene operates a fully dedicated modern production facility that provides ISP Marl with its primary raw material, acetylene. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

        For information about the locations of our international long-lived assets, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

Mineral Products

  Products and Markets.

        We manufacture mineral products consisting of semi-ceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at our quarries. We utilize a proprietary process to produce our colored and algae resistant roofing granules. We sell our mineral roofing granules primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles. The granules help to provide weather resistance, decorative coloring, heat deflection and increased weight in the shingle. We believe that we are the second largest of three major suppliers of colored roofing granules in the United States in terms of production capacity and sales revenue. For information about the amount of sales of our mineral products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to our consolidated financial statements included in this annual report on Form 10-K.

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

        Sales to Building Materials Corporation of America, or BMCA, an affiliate, and its subsidiaries constituted approximately 73% of our mineral products net sales in 2004.

        See "Certain Relationships" and Note 12 to our consolidated financial statements included in this annual report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Financial Condition."

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

Raw Materials

        Because of the multi-step processes required to manufacture many of our chemical products, we believe that our raw materials costs represent a smaller percentage of the cost of goods sold than for many other chemical companies. As a result, we believe that fluctuations in the price of raw materials, including energy and packaging, have less of an impact on our business than on those chemical companies for which raw materials costs represent a larger percentage of manufacturing costs.

        The principal raw materials used in the manufacture of our acetylene-based products are acetylene, formaldehyde and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from unaffiliated suppliers pursuant to supply contracts. We reduced our acetylene requirements at our Texas City facility by approximately fifty percent by shifting production of acetylene-consuming products to our Calvert City, Kentucky manufacturing facility. We also entered into a long-term supply agreement for the remaining Texas City facility requirements with a local acetylene producer. Under this agreement, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

        We also have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City, Kentucky manufacturing facility. The current term of this contract expires at the end of 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

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

The Marl facility obtains the majority of its critical supplies and services from Infracor including electricity and butane via a long term supplies and services agreement.

        In the event of a substantial interruption in the supply of electricity and hydrocarbon feedstocks to ISP Marl, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements.

        We use natural gas and raw materials derived from petroleum in many of our manufacturing processes. We experienced no significant problems in the purchase of these raw materials during 2004, although we experienced upward pressure on certain raw material pricing. Availability of other raw materials, including methanol and methylamine, remained adequate during 2004. Although it is impossible to predict future shortages of raw materials or the impact any such shortages would have, we believe that in the event of a supply interruption we could obtain adequate supplies of raw materials from alternate sources.

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

        Our mineral products business owns three quarries and leases one quarry with rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. These quarries each have proven reserves, based on current production levels, of more than twenty years. We pay royalties to a non-affiliated third party based on the amount of rock deposits we extract annually from our Ione, California quarry.

Competition

        We believe that we are the second largest seller, based on revenues, worldwide of specialty chemicals derived from acetylene, other than butanediol and tetrahydrofuran, and we believe that we are the second largest seller, based on revenues, worldwide of alginates.

        In each end-use market, there are a limited number of companies that produce substitutable products for our acetylene-derived specialty chemicals. These companies compete with us in the personal care, pharmaceutical, beverage and industrial markets and have the effect of limiting our market penetration and pricing flexibility. For our specialty chemicals not derived from acetylene, including alginates, sunscreens, emollients, moisturizers, biocides and fine chemicals, a number of world-wide competitors can provide similar products or services.

        Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are three competitors of significance for merchant market butanediol, BASF Corporation, BP p.l.c. and Lyondell Chemical Company. Tetrahydrofuran and N-methyl pyrrolidone are manufactured by a number of companies throughout the world.

        With regard to our mineral products, we believe there are two major competitors in the North American market, 3M Company and Reed Minerals. We believe that competition has been limited by the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves; the limited availability of proven rock sources; the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant; the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and the difficulty in obtaining the necessary permits to mine and operate a quarry.

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

Research and Development

        Our worldwide research and development expenditures were $26.3, $25.3 and $26.0 million in 2004, 2003 and 2002, respectively.

        Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Chatham, New Jersey; Columbus, Ohio; Freetown, Massachusetts; Texas City, Texas; San Diego, California; and Girvan, Scotland, as well as at technical centers in Columbia, Maryland, Brazil, Canada, China, Germany, India, Mexico, Singapore and the United Kingdom. Our mineral products research and development facility, together with our customer design and color center, is located in Hagerstown, Maryland.

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

Intellectual Property

        We hold a number of patents, trademarks and licenses obtained over a number of years and expiring at various times consistent with our business needs. Generally, we seek statutory protection for strategic or financially important intellectual property, including patents, trademarks and licenses developed in connection with our businesses. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other similar agreements.

        We own numerous United States and foreign patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products, or which are used in the manufacture of those products. While we believe our patent portfolio is important to our business operations and, in the aggregate, constitutes a valuable asset, no single patent, or group of patents, is critical to the success of our businesses. We also, from time to time, grant licenses under our patents and technology and receive licenses under the patents and technology of others.

        In addition, we own numerous registered trademarks in the United States and in many foreign countries that apply to our product offerings and businesses. Most works of authorship, such as computer programs, catalogs, product brochures and sales literature, carry appropriate notices indicating our claim to copyright protection under United States law and, where appropriate, international treaties.

Environmental Compliance

        Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. These laws and regulations affect us because of the nature of our operations and that of our predecessor and certain of the substances that are or have been used, produced or discharged at our or our predecessor's plants or at other locations. We have made capital expenditures of approximately $3.3 million in 2004, $7.0 million in 2003 and $3.6 million in 2002 in order to comply with these laws and regulations. These expenditures are included as additions to property, plant and equipment.

        We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, nor can we predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our business, liquidity, results of operations, cash flows, financial position or competitive position.

Employees

        At December 31, 2004, we employed approximately 2,600 people worldwide. Approximately 785 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.

Other Information

        We have not established and do not maintain an internet website. However, we do make our annual report on Form 10-K and recent quarterly reports on Form 10-Q that are filed with the Securities and Exchange Commission available electronically via ISP's internet website at www.ispcorp.com. Any materials that we have filed with the SEC may be read and copied by the public at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by telephoning the SEC at 1-800-SEC-0330. These reports are also available electronically on the SEC's EDGAR website at www.sec.gov. Alternatively, if you wish to receive a paper copy of our reports or any of the exhibits filed with or furnished to the SEC, they may be obtained by writing to: the Corporate Secretary, ISP Chemco Inc., c/o ISP Management Company, Inc., 1361 Alps Road, Wayne, New Jersey 07470.

Item 2.    Properties.

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

Location	Facility	Product Line
Domestic
Alabama, Huntsville	Plant*	Specialty Chemicals
California
Ione	Plant, Quarry*	Mineral Products
San Diego	Plant*	Specialty Chemicals
Kentucky, Calvert City	Plant	Specialty Chemicals/Industrial Chemicals
Maryland
Columbia	Research Center*	Specialty Chemicals
Hagerstown	Research Center, Design Center, Sales Office	Mineral Products
Massachusetts, Freetown	Plant, Research Center	Specialty Chemicals
Missouri, Annapolis	Plant, Quarry	Mineral Products
New Jersey
Chatham	Plant, Research Center	Specialty Chemicals
Wayne	World Headquarters, Corporate Administrative Offices, Research Center	Specialty Chemicals
New York, New York City	Corporate Administrative Offices	N/A
Ohio, Columbus	Plant, Research Center, Sales Office	Specialty Chemicals
Pennsylvania, Blue Ridge Summit	Plant, Quarry	Mineral Products
Texas, Texas City	Plant, Research Center, Sales Office	Specialty Chemicals/Industrial Chemicals
Wisconsin, Pembine	Plant, Quarry	Mineral Products
International
Belgium, Sint-Niklaas	Sales Office, Distribution Center	Specialty Chemicals
Brazil
Cabreuva	Plant, Research Center, Sales Office	Specialty Chemicals
Sao Paulo	Latin America Headquarters*, Sales Office*, Distribution Center*	Specialty Chemicals
Canada
Leaside, Ontario	Plant, Research Center, Sales Office, Warehouse	Specialty Chemicals
Mississauga, Ontario	Sales Office*, Distribution Center*	Specialty Chemicals
England
Basildon	Plant*, Research Center*, Sales Office*	Specialty Chemicals
Poole	Plant*, Research Center*, Sales Office*, Warehouse*	Specialty Chemicals
Tadworth	Western Europe Headquarters*, Research Center*, Sales Office*	Specialty Chemicals
Germany
Cologne	Eastern Europe Headquarters*, Research Center*, Sales Office*	Specialty Chemicals
Marl	Plants**, Sales Office**	Industrial Chemicals
Memmingen	Plant*, Sales Office*, Research Center*	Specialty Chemicals
India
Hyderabad	Research Center*	Specialty Chemicals
Nagpur	Plant**	Specialty Chemicals
Japan, Tokyo	Sales Office*	Specialty Chemicals
Scotland, Girvan	Plant	Specialty Chemicals

Mexico, Mexico City	Research Center*, Sales Office*	Specialty Chemicals
Singapore	Sales Office*, Distribution Center*, Asia-Pacific Headquarters*, Warehouse*	Specialty Chemicals

*
Leased property

**
Long-term ground lease

        We believe that our plants and facilities, which are of varying ages and are of different construction types, have been and continue to be satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2004, we made capital expenditures in the amount of $71.1 million relating to plant, property and equipment.

Item 3.    Legal Proceedings.

Environmental Claims and Proceedings

        We are, together with other companies, a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, the Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or in which remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these claims in this report as "Environmental Claims."

        We estimate that our liability in respect of all Environmental Claims, including those relating to our closed Linden, New Jersey plant described below, and certain other environmental compliance expenses, as of December 31, 2004 is approximately $17.8 million, before reduction for insurance recoveries included in our balance sheet of $28.1 million that relate to both past expenses and estimated future liabilities, which we refer to as "estimated recoveries." While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

        After considering the relevant legal issues and other pertinent factors, we believe that it is probable that we will receive the estimated recoveries discussed above. We believe we are entitled to the estimated recoveries, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for these claims. In addition, the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard.

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

        In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances, currently $7.5 million, to guarantee our performance. This Consent Order does not address any potential natural resource damage claims which we do not believe will be material. In April 1993, the New Jersey Department of Environmental Protection issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the New Jersey Department of Environmental Protection order at a cost of approximately $10.6 million. See Item 1, "Business—Environmental Services."

        See Notes 7 and 21 to our consolidated financial statements included in this annual report on Form 10-K for additional information about legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        All of our common stock is owned by IS Holdings. All of the common stock of each of the additional registrants is owned, directly or indirectly, by us. Accordingly, there is no public trading market for our or the additional registrants' common stock.

        In 2004 and 2003, we declared and paid dividends of $106.2 and $50 million, respectively, to IS Holdings. In 2004 and 2003 we received capital contributions from IS Holdings of $17 million and $51.5 million, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to our consolidated financial statements included in this annual report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-21 and page F-45 respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data.

        See page F-22.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See page F-2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition—Market Sensitive Instruments and Risk Management" on page F-19.

Item 8.    Financial Statements and Supplementary Data.

        See Index on page F-1 and Financial Statements and Supplementary Data on pages F-24 to F-75.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

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

        Internal Control Over Financial Reporting:    There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.    Executive Compensation.

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions.

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.    Principal Accountant Fees and Services.

        The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for the fiscal years ended December 31, 2004 and 2003.

Audit and Non-Audit Fees
(Dollars in Thousands)

	Year Ended December 31,
	2004	2003
Audit Fees(1)	$702	$677
Audit-related Fees(2)	69	50
Tax Fees(3)	394	413
All Other Fees	—	—

Total	$1,165	$1,140

(1)
Audit fees relate to professional services rendered by KPMG in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit-related fees include professional services rendered by KPMG related to consultation on accounting standards or transactions including ISP's going private transaction, and audits of employee benefit plans.

(3)
Tax fees include professional services rendered by KPMG in connection with tax compliance, preparation of foreign tax returns, rendering advice with regard to tax audits and other tax consulting. We do not engage KPMG to perform personal tax services for our executive officers.

Policy on Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

        Our Board of Directors approves, prior to the engagement, consistent with the Sarbanes-Oxley Act of 2002 and the requirements of the Securities and Exchange Commission, any audit, audit-related and permitted non-audit services reasonably likely to be required by us from KPMG during the coming fiscal year. The Board may delegate the approval of unanticipated (but otherwise permitted) non-audit services during the coming fiscal year to our principal financial or accounting officer as required.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

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
4.3
Supplemental Indenture dated as of April 2, 2004 to Indenture dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to ISP Chemco Inc.'s Form 10-Q for the Quarterly Period ended April 4, 2004 (the "ISP Chemco 10-Q")).

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
10.3
Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. incorporated by reference to Exhibit 10.3 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).
10.4
Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Registration Statement).
10.5
Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.5 to ISP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6
Amendment No. 5 to the Amended and Restated Management Agreement, dated as of January 1, 2003 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.1 to International Specialty Holdings Inc.'s Form 10-Q for the Quarterly Period ended March 30, 2003).
10.7
Amendment No. 6 to the Amended and Restated Management Agreement, dated as of January 1, 2004 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, ISP Synthetic Elastomers LP, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.1 to International Specialty Holdings Inc.'s Form 10-Q for the Quarterly Period ended April 4, 2004).
10.8
Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of ISP Holdings Inc. (Registration No. 333-17827) (the "Holdings Registration Statement")).

10.9
Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings Inc., International Specialty Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).
10.10
Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to Exhibit 10.8 to the ISP Chemco Registration Statement).
10.11
Amended and Restated Credit Agreement, dated as of April 2, 2004, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (the "Credit Agreement") (incorporated by reference to Exhibit 10.2 to the ISP Chemco 10-Q).
10.12
Letter Agreement dated as of April 15, 2004, to the Credit Agreement, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the ISP Chemco 10-Q).
10.13
Pledge and Security Agreement, dated as of June 27, 2001, among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (the "Pledge and Security Agreement") (incorporated by reference to Exhibit 10.3 to the ISP Chemco Registration Statement).
10.14	Amendment No.1 dated as of April 2, 2004 to the Pledge and Security Agreement (incorporated by reference to Exhibit 10.4 to the ISP Chemco 10-Q).
31.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISP CHEMCO INC.
By:	/s/ SALVATORE J. GUCCIONE Salvatore J. Guccione Senior Vice President and Chief Financial Officer

Date: March 30, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2005
/s/ SALVATORE J. GUCCIONE Salvatore J. Guccione	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2005
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller (Principal Accounting Officer)	March 30, 2005
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director	March 30, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISP CHEMICALS INC. ISP MINERALS INC. ISP TECHNOLOGIES INC.
By:	/s/ SALVATORE J. GUCCIONE Salvatore J. Guccione Senior Vice President and Chief Financial Officer

Date: March 30, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the additional registrants and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ SUNIL KUMAR Sunil Kumar	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2005
/s/ SALVATORE J. GUCCIONE Salvatore J. Guccione	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2005
/s/ KENNETH M. MCHUGH Kenneth M. McHugh	Vice President and Controller (Principal Accounting Officer)	March 30, 2005
/s/ RICHARD A. WEINBERG Richard A. Weinberg	Director	March 30, 2005

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

        We are a leading multinational manufacturer and supplier of chemicals and mineral products for a wide variety of personal care, pharmaceutical, food, beverage, biocides, plastics and other applications that enhance product performance. We produce more than four hundred specialty chemicals which we market and sell to over six thousand customers in more than ninety countries worldwide. During the last five years, our goal has been to move toward increasing our focus on our consumer-oriented, service intensive and highly technical businesses while consolidating, downsizing or otherwise improving certain of our low margin industrial businesses. We report three business segments: specialty chemicals, industrial chemicals and mineral products. Our more recent focus has been to add new product platforms that utilize our expertise in polymer manufacturing, research and development, and process technology. Another important objective is to seek additional sources of high quality supply of key raw materials in support of the increasing demand for specialty chemical products. We also supplement our internal resources with strategic alliances and constantly strive to lower our costs through operating efficiencies and plant consolidations.

        We continually explore possible acquisitions where we seek to acquire complementary technologies or products, expand our customer base and leverage our sales and distribution infrastructure and existing client relationships. For example, we acquired our industrial biocides business that includes a product line of fungicides, preservatives, algaecides and biocides to expand our performance chemicals product line. During 2004, we completed four acquisitions, including three in Europe, to further enhance our global specialty chemicals business. In addition, strategic alliances have allowed us to leverage our core strength in marketing, sales and technical services to obtain access to new technologies and expand the breadth and utility of our product offerings.

        Our net sales for 2004 were $1,023.5 million, an increase of 15% from sales of $892.9 million in 2003. Our operating income, after excluding certain other operating gains and charges in each year (see "Non-GAAP Financial Measures" below), increased by 15% in 2004 to $151.7 million from $132.0 million in 2003.

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, goodwill and intangible assets, income taxes, environmental liabilities, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

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

        We believe that our current assumptions and other considerations used to estimate the current year effective rate and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on our consolidated financial statements. A 1% change in the effective tax rate would change the 2004 income tax provision by $0.9 million.

Environmental Liability

        We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of our Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability or decrease our estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability. We recognize receivables for estimated environmental insurance recoveries that relate to both past expenses and estimated future liabilities. After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated insurance recoveries and that the insurance recoveries could be in excess of the current estimated liability for all environmental claims, although there can be no assurance in this regard. Significant judgment is involved in estimating environmental liabilities and related insurance recoveries. See Note 21 to consolidated financial statements for further discussion with respect to environmental liabilities and estimated insurance recoveries.

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

Results of Operations

  2004 Compared With 2003

  Overview

        We recorded net income of $58.4 million for the year 2004 compared with net income of $46.8 million in 2003. The improved results for 2004 were attributable to higher operating income. Net income for the year 2003 included a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

        Net Sales.    Net sales by business segment for the years 2004 and 2003 were:

	Year Ended December 31,
	2004	2003
	(Millions)
Specialty chemicals	$695.3	$623.4
Industrial chemicals	193.8	165.5
Mineral products	134.4	104.0

Net sales	$1,023.5	$892.9

        Net sales for 2004 were $1,023.5 million compared with $892.9 million in 2003. The $130.6 million (15%) increase in sales resulted from higher unit volumes in all business segments ($97.4 million), as well as the favorable impact of the weaker U.S. dollar ($32.2 million), primarily in Europe. On a geographic region basis, sales increased by 17% in Europe, 37% in Asia-Pacific, 21% in Latin America and 6% in North America.

        Gross Margin.    Our gross margin in 2004 was 34.3% compared with 34.6% in 2003. The decrease in our gross margin in 2004 was attributable to higher manufacturing costs in the specialty chemicals and mineral products segments, the adverse impact of the stronger Euro on European-based manufacturing costs and unfavorable pricing and mix in the specialty chemicals segment, partially offset by the favorable impact of the weaker U.S. dollar and favorable pricing in the industrial and mineral products segments.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 12% in 2004 to $198.3 million from $176.5 million in 2003, however, as a percent of sales, decreased to 19.4% in 2004 from 19.8% in 2003. The increase in selling, general and administrative expenses in 2004 related primarily to higher selling and distribution costs related to acquisitions and growth initiatives.

        Other operating gains and (charges), net.    Other operating gains, net, totaled $0.7 million in 2004. In the fourth quarter of 2004, we sold an excess parcel of unutilized land for $1.3 million, recognizing a gain of $1.2 million from the sale. Also, in the fourth quarter of 2004, we decided to transfer certain production assets in our foods product line from a leased facility in England to our manufacturing facility in Girvan, Scotland. In connection with this consolidation of production capacity, we accrued $0.5 million for related severance costs. Additional costs for closing the facility in England and transferring the equipment will be charged to operations as incurred in 2005.

        Other operating charges in 2003 totaled $3.6 million and included a $1.5 million charge for compensation expense for stock option payments related to ISP's going private transaction (see Note 16 to consolidated financial statements). In addition, in December 2003, we decided to discontinue the manufacturing process at our Texas City, Texas facility for a product within the industrial chemicals segment. Accordingly, we recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales related to this discontinued product were not material.

        Operating Income.    Operating income (loss) by business segment for the years 2004 and 2003 was:

	Year Ended December 31,
	2004	2003
	(Millions)
Specialty chemicals	$140.2	$125.9
Industrial chemicals	(3.5)	(11.5)
Mineral products	16.6	13.9

Total segment operating income	153.3	128.3
Unallocated corporate office items	(0.9)	0.1

Operating income	$152.4	$128.4

        Operating income in 2004 was $152.4 million compared with $128.4 million in 2003. Excluding the other operating gains and (charges), net, discussed above, operating income on a comparable basis was $151.7 million in 2004, a $19.7 million (15%) increase compared with $132.0 million in 2003 (see "Non-GAAP Financial Measures" below). The higher operating income in 2004 was a result of improved performance in each business segment.

        The specialty chemicals segment achieved operating income of $140.2 million for 2004 compared with $125.9 million in 2003. On a comparable basis, excluding the aforementioned gains and charges pertaining to specialty chemicals, operating income for the segment improved 10% to $139.5 million compared with $127.0 million in 2003. The improved results were primarily attributable to the favorable impact of higher unit volumes in all product lines, partially offset by higher manufacturing costs, increased operating expenses, mainly higher selling expenses, and unfavorable pricing. Operating income for the specialty chemicals segment in 2004 was also favorably impacted by the weaker U.S. dollar and by the contribution to income from the three specialty chemicals niche acquisitions in Europe in the first quarter of 2004 (see Note 17 to consolidated financial statements).

        The industrial chemicals segment recorded an operating loss of $3.5 million in 2004 compared with an operating loss of $11.5 million in 2003. Excluding the aforementioned other operating charges in 2003 pertaining to industrial chemicals, the operating loss in 2003 was $9.2 million. The improved performance in 2004 was attributable to favorable pricing, manufacturing efficiencies and higher unit volumes, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

        Operating income for the mineral products segment was $16.6 million in 2004 compared with $13.9 million in 2003. On a comparable basis, excluding other operating charges in 2003 pertaining to mineral products, operating income was $14.1 million for 2003. The 18% improvement over the year 2003 was due to the impact of higher unit volumes and favorable pricing, partially offset by increased manufacturing costs and higher freight and distribution expenses.

        Interest Expense.    Interest expense for 2004 was $52.5 million, a $0.4 million (1%) increase from the $52.1 million recorded in 2003. The slightly higher interest expense was attributable to higher average borrowings ($1.8 million impact), mainly due to higher term loan borrowings under our senior credit facilities (see "—Liquidity and Financial Condition" below). Partially offsetting the effect of higher borrowing levels was the impact ($1.4 million) of lower average interest rates.

        Other Expense, net.    Other expense, net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $6.1 million in 2004 compared with $2.0 million in 2003. The higher expense in 2004 was due primarily to unfavorable foreign exchange.

        Income Taxes.    In 2004, we recorded a provision for income taxes of $35.4 million. Our effective tax rate for 2004 was 37.8%, relatively consistent with an effective tax rate of 35.6% for 2003.

Business Segment Review

        A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals, industrial chemicals and mineral products. The operating income for each business segment discussed below is adjusted for the non-GAAP measures in the table below. See Notes 18 and 19 to consolidated financial statements for additional business segment and geographic information.

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

	Year Ended December 31,
	2004	2003
	(Millions)
Reconciliation of non-GAAP financial measures:
Operating income per GAAP	$152.4	$128.4
Non-GAAP adjustments:
Add: Other operating (gains) charges(1)	(0.7)	3.6

Operating income as adjusted	$151.7	$132.0

Supplemental Business Segment Information:
Operating income (loss):
Operating income per GAAP—Specialty Chemicals	$140.2	$125.9
Non-GAAP adjustments(1)	(0.7)	1.1

Operating income—Specialty Chemicals as adjusted.	$139.5	$127.0

Operating loss per GAAP—Industrial Chemicals	$(3.5)	$(11.5)
Non-GAAP adjustments(1)	—	2.3

Operating loss—Industrial Chemicals as adjusted	$(3.5)	$(9.2)

Operating income per GAAP—Mineral Products	$16.6	$13.9
Non-GAAP adjustments(1)	—	0.2

Operating income—Mineral Products as adjusted	$16.6	$14.1

Total segment operating income as adjusted	$152.6	$131.9
Unallocated corporate office per GAAP	(0.9)	0.1

Operating income as adjusted	$151.7	$132.0

(1)
Non-GAAP adjustments for the year 2004 include a $1.2 million other operating gain from the sale of land, offset by a $0.5 million other operating charge for severance arising from the consolidation of production capacity related to the foods product line. Non-GAAP adjustments for the year 2003 included a $2.1 million other operating charge for the write-off of fixed assets at our Texas City, Texas facility related to a manufacturing process for a discontinued product within the industrial chemicals segment. Non-GAAP adjustments for the year 2003 also included an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction.

  Specialty Chemicals

        Sales for the specialty chemicals segment in 2004 were $695.3 million compared with $623.4 million in 2003. The $71.9 million (12%) increase in sales was primarily attributable to higher unit volumes ($56.9 million), mainly in the personal care, performance chemicals and food product lines, and included the contribution to sales ($21.0 million) of the three specialty chemicals acquisitions in Europe in the first quarter of 2004. The favorable effect of the weaker U.S. dollar ($24.0 million), primarily in Europe, also benefited sales. Favorable personal care unit volumes were primarily due to higher sales of skin care and oral care products in Europe and North America. Higher performance chemicals unit volumes mainly resulted from increased sales from our biocides product line, which is comprised of a broad range of preservatives and fungicides for various product applications, including paint and coatings. Unit volumes in the food product line benefited from the first quarter 2004 acquisitions and the full year impact from the May 2003 Germinal acquisition in South America.

        Operating income for the specialty chemicals segment was $140.2 million for the year 2004 compared with $125.9 million in 2003. On a comparable basis, excluding the aforementioned other operating gains and (charges), net, pertaining to specialty chemicals, operating income for the segment increased by 10% for the year 2004 to $139.5 million compared with $127.0 million in 2003. The improved results were primarily attributable to the favorable impact of higher unit volumes in all product lines (totaling $32.0 million), partially offset by higher manufacturing costs (totaling $13.8 million), increased operating expenses ($11.8 million), mainly higher selling expenses due to acquisitions and growth initiatives, and unfavorable pricing ($9.0 million). Operating income for the specialty chemicals segment in 2004 was also favorably impacted by the weaker U.S. dollar ($15.3 million) and by the contribution to income from the three specialty chemicals niche acquisitions in Europe in the first quarter of 2004.

  Industrial Chemicals

        Sales for the industrial chemicals segment in 2004 were $193.8 million compared with $165.5 million in 2003. The $28.3 million (17%) increase in sales was due to higher unit volumes ($15.4 million), primarily sales of intermediate and solvent products (tetrahydrofuran and N-methyl pyrrolidone) in Asia-Pacific and North America. Increased sales of industrial products also benefited from favorable pricing ($4.7 million) and the favorable effect of the weaker U.S. dollar ($8.2 million).

        The industrial chemicals segment recorded an operating loss of $3.5 million in 2004 compared with an operating loss of $11.5 million in 2003. Excluding the aforementioned other operating charges in 2003 pertaining to industrial chemicals, the operating loss in 2003 was $9.2 million. The improved performance in 2004 was attributable to favorable pricing ($4.7 million), manufacturing efficiencies ($3.3 million) and higher unit volumes ($2.1 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

Mineral Products

        Sales for the mineral products segment for 2004 were $134.4 million compared with $104.0 million in 2003. The $30.4 million (29%) increase was mainly attributable to higher unit volumes ($25.1 million) as a result of industry-wide growth and included 26% higher sales to Building Materials Corporation of America, an affiliate, which we refer to as "BMCA."

        Operating income for the mineral products segment was $16.6 million in 2004 compared with $13.9 million in 2003. On a comparable basis, excluding other operating charges in 2003 pertaining to mineral products, operating income was $14.1 million for 2003. The 18% improvement over the year 2003 was due to the impact of higher unit volumes ($4.6 million) and favorable pricing ($5.2 million), partially offset by increased manufacturing costs and higher freight and distribution expenses (totaling $7.3 million).

Results of Operations

  2003 Compared With 2002

  Overview

        We recorded net income of $46.8 million in 2003 compared with a net loss of $118.3 million in 2002. The results for 2003 included a $1.0 million after-tax cumulative effect of a change in accounting principle from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." The results for 2002 included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

        Income before the cumulative effect of changes in accounting principles was $47.8 million in 2003 compared with $37.1 million in 2002. The results for 2003 included $3.6 million of other operating charges, including a $2.1 million charge for the write-off of production assets related to a discontinued product in the industrial chemicals business segment and a $1.5 million charge for stock option payments related to ISP's going private transaction in the first quarter of 2003 (see Note 16 to consolidated financial statements). The results for 2002 included $12.2 million of other operating gains related to the sale of our FineTech business and to the termination and settlement of contracts and a $7.6 million other operating charge for the write-off of deferred costs related to our Linden, New Jersey property (see Note 5 to consolidated financial statements). The year 2002 also included a $4.3 million pre-tax charge for the early retirement of debt.

        Net Sales.    Net sales by business segment for the years 2003 and 2002 were:

	Year Ended December 31,
	2003	2002
	(Millions)
Specialty chemicals	$623.4	$600.8
Industrial chemicals	165.5	149.4
Mineral products	104.0	95.1

Net sales	$892.9	$845.3

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

        Gross Margin.    Our gross margin in 2003 was 34.6% compared with 34.8% in 2002. The gross margin for the specialty chemicals segment increased by 3.7% in 2003 compared with 2002 as a result of higher volumes, manufacturing efficiencies and the favorable impact of the weaker U.S. dollar. The overall reduction in gross margin was attributable to the unfavorable effect of the lower pricing in the industrial chemicals and mineral products segments and unfavorable manufacturing costs in mineral products.

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

        Other operating gains and (charges), net.    Other operating charges in 2003 totaled $3.6 million and included a $1.5 million charge for compensation expense for stock option payments related to ISP's going private transaction (see Note 16 to consolidated financial statements). In addition, in December 2003, we decided to discontinue the manufacturing process at our Texas City, Texas facility for a product within the industrial chemicals segment. Accordingly, we recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales related to this discontinued product were not material.

        Other operating gains in 2002 included $12.2 million of other operating gains, including a $5.5 million gain on the sale of our FineTech business and $6.8 million of gains from the termination and settlement of contracts. Offsetting these gains was a $7.6 million other operating charge for the write-off of deferred costs related to our Linden, New Jersey property. The write-off related to deferred costs associated with the study and exploration of developing a hazardous waste treatment, storage and disposal facility at the Linden site. This alternative use scenario became less likely with the progress made on other development opportunities at this site. See also Note 5 to consolidated financial statements.

        Operating Income.    Operating income (loss) by business segment for the years 2003 and 2002 was:

	Year Ended December 31,
	2003	2002
	(Millions)
Specialty chemicals	$125.9	$107.9
Industrial chemicals	(11.5)	5.9
Mineral products	13.9	20.9

Total segment operating income	128.3	134.7
Unallocated corporate office items	0.1	0.1
Write-off of deferred costs	—	(7.6)

Operating income	$128.4	$127.2

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

Business Segment Review

        A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals, industrial chemicals and mineral products. The operating income for each business segment discussed below is adjusted for the non-GAAP measures in the table below. See Notes 18 and 19 to consolidated financial statements for additional business segment and geographic information.

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

	Year Ended December 31,
	2003	2002
	(Millions)
Reconciliation of non-GAAP financial measures:
Operating income per GAAP	$128.4	$127.2
Non-GAAP adjustments:
Add: Other operating (gains) charges(1)	3.6	(4.6)

Operating income as adjusted	$132.0	$122.6

Supplemental Business Segment Information:
Operating income:
Operating income per GAAP—Specialty Chemicals	$125.9	$107.9
Non-GAAP adjustments(1)	1.1	(12.2)

Operating income—Specialty Chemicals as adjusted.	$127.0	$95.7

Operating income (loss) per GAAP—Industrial Chemicals	$(11.5)	$5.9
Non-GAAP adjustments(1)	2.3	—

Operating income (loss)—Industrial Chemicals as adjusted	$(9.2)	$5.9

Operating income per GAAP—Mineral Products	$13.9	$20.9
Non-GAAP adjustments(1)	0.2	—

Operating income—Mineral Products as adjusted	$14.1	$20.9

Total segment operating income as adjusted	$131.9	$122.5
Unallocated corporate office per GAAP	0.1	0.1

Operating income as adjusted	$132.0	$122.6

(1)
Non-GAAP adjustments for the year 2003 included a $2.1 million other operating charge for the write-off of fixed assets at our Texas City, Texas facility related to a manufacturing process for a discontinued product within the industrial chemicals segment. Non-GAAP adjustments for the year 2003 also included an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction. The non-GAAP adjustments for the year 2002 included a $7.6 million write-off of deferred costs related to our Linden, New Jersey property. This charge was not allocated to the current operating business segments because the Linden property is a non-operating property. In addition, the non-GAAP adjustments for the year 2002 included other operating gains of $12.2 million, consisting of a gain of $2.8 million for a contract termination related to the sale of our company's FineTech business, a $5.5 million gain from the sale of the FineTech business and a $3.9 million gain on a contract settlement.

  Specialty Chemicals

        Sales for the specialty chemicals segment in 2003 were $623.4 million compared with $600.8 million in 2002. The $22.6 million (4%) increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($29.0 million) and higher unit volumes in the pharmaceutical, food, beverage and personal care product lines (totaling $19.0 million). Partially offsetting these sales increases were lower unit volumes in the fine chemicals and performance chemicals product lines (totaling $22.3 million), partially as a result of the loss of sales due to the termination of the supply and license agreement in 2002 with Polaroid ($9.1 million), and unfavorable pricing ($3.8 million), primarily in the personal care product line. Favorable pharmaceutical volumes were primarily attributable to strong growth in the oral care market in North America and the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants), while higher food volumes resulted primarily from the acquisition of Germinal S.A. in May 2003. Increased personal care volumes resulted from strong sales of sunscreens in North America and Europe, while higher beverage volumes were due to growth in Europe and Asia-Pacific.

        Operating income for the specialty chemicals segment increased by 33% for the year 2003 to $127.0 million compared with $95.7 million in 2002. The improved results were primarily attributable to the personal care, pharmaceutical and beverage product lines (up a combined $36.2 million), mainly due to manufacturing efficiencies (totaling $8.9 million), lower operating expenses (totaling $6.6 million) and higher volumes (a $4.7 million favorable impact), partially offset by unfavorable pricing ($3.8 million in total for the specialty chemicals segment). The weaker U.S. dollar in Europe also had a substantial positive impact on operating income for the specialty chemicals segment in 2003 ($20.0 million). The improved results for this segment were adversely impacted by lower volumes in the fine chemicals product line ($6.2 million), mainly due to the loss of sales to Polaroid.

  Industrial Chemicals

        Sales for the industrial chemicals segment in 2003 were $165.5 million compared with $149.4 million in 2002. The 11% increase in sales was attributable to higher unit volumes ($10.8 million) and the favorable effect of the weaker U.S. dollar ($11.8 million), partially offset by the continuing adverse effect of unfavorable pricing ($6.4 million).

        The industrial chemicals segment recorded an operating loss of $9.2 million in 2003 compared with operating income of $5.9 million in 2002. The results for this business were adversely impacted by the stronger Euro on European-based manufacturing costs ($6.6 million). The unfavorable results also included higher energy costs and operating expenses ($8.0 million) and unfavorable pricing ($6.4 million), partially offset by manufacturing efficiencies ($4.9 million) and the impact of higher volumes ($1.6 million).

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
CONDITION AND RESULTS OF OPERATIONS (Continued)

        Operating income for 2003 was $14.1 million compared with $20.9 million in 2002. The $6.8 million (33%) decrease in operating income was due to unfavorable manufacturing costs ($7.5 million), primarily as a result of higher energy costs and to the unfavorable pricing ($4.4 million).

Liquidity and Financial Condition

  Cash Flows and Cash Position

        During 2004, our net cash flow before financing activities was $7.1 million, including $106.7 million of cash generated from operations and the reinvestment of $100.9 million for capital programs and acquisitions.

        Operating Activities.    Net cash generated from operating activities totaled $106.7 million for the year 2004 compared with $121.6 million in 2003. The cash flow from operations in 2004 principally represented our net income of $58.4 million plus net non-cash charges and credits to income totaling $73.8 million, mainly depreciation expense and deferred income taxes. Partially offsetting these cash inflows was a $29.1 million cash investment in additional working capital, including a $15.8 million increase in receivables as a result of higher sales and a net decrease of $26.7 million in income taxes payable, partially offset by a $12.7 million increase in payables and accrued liabilities.

        Investing Activities.    Net cash used in investing activities in 2004 totaled $99.5 million, principally attributable to the reinvestment of $100.9 million for capital programs and acquisitions. During 2004, we completed four niche acquisitions, including three in Europe in the first quarter of 2004, to further enhance our global specialty chemicals business (see Note 17 to consolidated financial statements).

        Financing Activities.    Net cash used in financing activities in 2004 totaled $31.5 million. In April 2004, we made $106.2 million in total dividends to our parent company, International Specialty Holdings Inc., including cash dividends of $67.2 million. In connection with these dividends, our total long-term loan receivable of $39.0 million from a related party was eliminated. In December 2004, our parent company made a cash capital contribution to us of $17.0 million. Financing activities in 2004 also included a cash inflow of $31.2 million from a refinancing of our senior secured credit facilities (see below). Financing activities for the year 2004 also included an increase of $7.8 million in a loan to a related party, $3.0 million of repayments of long-term debt and $1.7 million of debt issuance costs related to the financing activities described below.

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

        As a result of the foregoing factors, cash and cash equivalents decreased by $23.5 million during 2004 to $32.9 million.

Current Maturities of Long-Term Debt

        As of December 31 2004, our current maturities of long-term debt, scheduled to be repaid during 2005, totaled $2.9 million, including $2.5 million related to the term loan under the Senior Credit Facilities.

Debt Instruments, Financial Covenants and Restrictions and Available Credit Facilities

        During 2001, we and three of our wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011, which we refer to as the "2011 Notes." The 2011 Notes are guaranteed by substantially all of ISP Chemco's domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limitations on our ability and our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

        In June 2001, in a related transaction, we and our three subsidiaries which issued the 2011 Notes also entered into the $450.0 million Senior Credit Facilities. As discussed above, in April 2004, we and those same three subsidiaries amended and restated the Senior Credit Facilities in order to extend the term, increase future flexibility and reduce the effective interest rate on borrowings. The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In addition, in April 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. As of December 31, 2004, no borrowings and $8.8 million of letters of credit were outstanding under the revolving credit facility. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of our total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2004 on borrowings under the Senior Credit Facilities was 4.25%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio and an interest coverage ratio. In addition, the Senior Credit Facilities places limitations on our ability and our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. We and substantially all of our domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of our domestic subsidiaries and 66% of the capital stock of some of our foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for our accounts receivable subsidiary and certain immaterial subsidiaries.

        On December 13, 2001, our parent company, International Specialty Holdings Inc., issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes." The 2009 Notes are secured by a first priority lien on all of our outstanding capital stock. The 2009 Notes are structurally subordinated to all liabilities of our subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of our parent company and its subsidiaries, except unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Synthetic Elastomers LP and ISP Investco LLC, wholly owned subsidiaries of our parent company, the subsidiaries of ISP Investco, our accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

        Our borrowings are subject to the application of certain financial covenants contained in the Senior Credit Facilities and in the indenture governing the 2011 Notes. As of December 31, 2004, we were in compliance with those covenants, and the application of those covenants would not have restricted available borrowings under the Senior Credit Facilities. The Senior Credit Facilities and the indenture governing the 2011 Notes limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by us. As of December 31, 2004, under the most restrictive of the limitations, we could have paid dividends and other restricted payments of up to $59.7 million. See Note 13 to consolidated financial statements.

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

Related Party Transactions

        Pursuant to a management agreement, which we refer to as the "Management Agreement," we, through a subsidiary, provide certain general management, administrative, legal, telecommunications, information and facilities services to BMCA, the ISP parent company, ISP Investco LLC and ISP Synthetic Elastomers LP. Charges by us for providing such services aggregated $11.2, $10.9 and $10.3 million for 2004, 2003 and 2002, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by us for the benefit of the respective parties, which are based on an estimate of the costs we incur to provide such services. The Management Agreement is expected to be amended to extend the term of the agreement, effective January 1, 2005, through December 31,

2005. We and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters.

        In May 2003, we entered into a long-term contract with BMCA to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets that have lowered gross margins for the mineral products segment.

Commercial Commitments

        Our commercial commitments as of December 31, 2004 are as follows:

	Amount of Commitment Per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Senior Credit Facilities:
Term loan	$248.1	$2.5	$5.0	$5.0	$235.6
Revolving credit facility	—	—	—	—	—
Standby letters of credit	8.8	8.8	—	—	—
Lines of credit	0.1	0.1	—	—	—

        The Senior Credit Facilities are comprised of a $250.0 million term loan maturing in March 2011 and a $200.0 million revolving credit facility which will terminate in April 2009. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit.

Capital Expenditures

        Capital expenditures are expected to be approximately $110 million in 2005.

Income Taxes

        For information with respect to income taxes, see Note 7 to consolidated financial statements.

Inflation

        Inflation generally affects our company by increasing the cost of labor, raw materials and energy costs. We do not believe that inflation has had a significant adverse effect on our results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

Operating Lease Obligation

        We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The third and final renewal option was exercised during the first quarter of 2004. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

Environmental Matters and Other Contingencies

        We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters and other contingencies. See Note 21 to consolidated financial statements and Item 3, "Legal Proceedings" for further information.

Contractual Obligations

        We had a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. As a result of the expiration of this contract in March 2004, we took the following actions. We reduced our acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to our Calvert City, Kentucky plant. We also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

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

        In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in our specialty chemicals business that we currently manufacture. As a result, the utilization of one of our specialty chemicals facilities could be adversely impacted and we will be performing a review in the first quarter of 2005 for possible asset impairment related to this facility.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Millions)
Long-term debt	$652.3	$2.9	$5.3	$5.2	$638.9
Fixed interest expense on senior notes	269.8	41.5	83.0	83.0	62.3
Unconditional purchase obligations	44.6	5.3	11.1	11.8	16.4
Operating leases	36.0	5.1	8.6	5.8	16.5
Capital lease obligations	0.3	0.3	—	—	—

Market-Sensitive Instruments and Risk Management

        We enter into financial instruments in the ordinary course of business in order to manage our exposure to market fluctuations in interest rates and foreign currency rates. The financial instruments we may employ to reduce market risk include swaps, forwards and other hedging instruments. The financial instruments are subject to strict internal controls and their use is primarily confined to the hedging of our debt and foreign currency exposure. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations. We control credit risk through credit approvals, limits and monitoring procedures. We do not anticipate nonperformance by counterparties to these instruments.

New Accounting Standards

        In May 2004, the Financial Accounting Standards Board, which we refer to as "FASB," issued FASB Staff Position, which we refer to as "FSP" No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans which provide prescription drug benefits. The FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. We adopted the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on our financial statements was insignificant.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 143, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an immediate effect on our consolidated financial statements.

        In December 2004, the FASB issued a revised SFAS No. 123, which we refer to as "SFAS 123R," "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. As discussed in Note 2 to consolidated financial statements, "Summary of Significant Accounting Policies—Stock-based Employee Compensation" and in Note 16 to consolidated financial statements, ISP completed a going private transaction in February 2003 and stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." Since compensation expense related to such incentive units is currently included in our actual Consolidated Statements of Operations, we do not expect SFAS 123R to have an impact on our consolidated financial statements.

        In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004, which we refer to as the "Act." FSP No. FAS 109-1 relates to a provision in the Act that provides a tax deduction of up to 9 percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP is effective upon issuance. We do not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

        FSP No. FAS 109-2 relates to a provision in the Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This FSP will not have an impact on our consolidated financial statements.

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

ISP CHEMCO INC.

SELECTED FINANCIAL DATA

        The following information sets forth our selected historical consolidated financial data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Thousands)
Operating Data:
Net sales	$1,023,530	$892,931	$845,297	$787,216	$783,941
Operating income	152,419	128,372	127,242	113,291	82,300
Interest expense	52,461	52,132	59,605	71,688	72,347
Income before income taxes and cumulative effect of changes in accounting principles	93,857	74,213	56,519	53,282	142,017
Income before cumulative effect of changes in accounting principles	58,415	47,793	37,110	33,210	92,166
Net income (loss)	58,415	46,772	(118,290)	32,770	92,166
Other Data:
Depreciation	$63,863	$60,473	$57,368	$52,684	$50,894
Amortization of goodwill and intangible assets	1,109	575	824	17,080	16,042
Capital expenditures and acquisitions	100,870	69,985	61,809	101,375	58,382
	December 31,
	2004	2003	2002	2001	2000
	(Thousands)
Balance Sheet Data:
Total working capital	$179,032	$215,128	$181,396	$212,282	$310,888
Total assets	1,442,916	1,436,220	1,342,517	1,698,980	1,923,542
Long-term debt less current maturities	649,368	620,473	623,008	719,557	449,142
Shareholder's equity	371,930	394,382	327,898	426,124	706,649

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ISP Chemco Inc.:

We have audited the accompanying consolidated balance sheets of ISP Chemco Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule II on page S-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISP Chemco Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP
Short Hills, New Jersey March 30, 2005

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,023,530	$892,931	$845,297
Cost of products sold	(672,415)	(583,898)	(551,382)
Selling, general and administrative	(198,275)	(176,487)	(171,226)
Other operating gains and (charges), net	688	(3,599)	5,377
Amortization of intangible assets	(1,109)	(575)	(824)

Operating income	152,419	128,372	127,242
Interest expense, net	(52,461)	(52,132)	(59,605)
Charge for early retirement of debt	—	—	(4,294)
Other expense, net	(6,101)	(2,027)	(6,824)

Income before income taxes and cumulative effect of changes in accounting principles	93,857	74,213	56,519
Income taxes	(35,442)	(26,420)	(19,409)

Income before cumulative effect of changes in accounting principles	58,415	47,793	37,110
Cumulative effect of changes in accounting principles, net of income tax benefit of $600 in 2003	—	(1,021)	(155,400)

Net income (loss)	$58,415	$46,772	$(118,290)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Per Share Amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$32,939	$56,426
Accounts receivable, trade, less allowance of $6,794 and $5,848 at December 31, 2004 and 2003, respectively	105,737	88,912
Accounts receivable, other	21,464	19,681
Receivables from related parties	15,186	10,517
Inventories	191,735	187,805
Deferred income tax assets	14,833	25,701
Prepaid expenses	6,973	5,777

Total Current Assets	388,867	394,819
Property, plant and equipment, net	599,085	580,608
Goodwill, net of accumulated amortization of $180,486	337,794	331,101
Intangible assets, net of accumulated amortization of $2,259 and $1,150 at December 31, 2004 and 2003, respectively	18,677	8,866
Long-term receivable from related party	34,043	32,116
Long-term loan receivable from related party	—	31,231
Other assets	64,450	57,479

Total Assets	$1,442,916	$1,436,220

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$71	$68
Current maturities of long-term debt	2,932	2,722
Accounts payable	65,799	54,615
Accrued liabilities	84,549	89,023
Income taxes payable	56,484	33,263

Total Current Liabilities	209,835	179,691

Long-term debt less current maturities	649,368	620,473

Deferred income tax liabilities	122,822	117,819

Other liabilities	88,961	123,855

Commitments and Contingencies
Shareholder's Equity:
Common stock, $.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	327,763	399,474
Retained earnings (accumulated deficit)	36,542	(4,354)
Accumulated other comprehensive income (loss)	7,625	(738)

Total Shareholder's Equity	371,930	394,382

Total Liabilities and Shareholder's Equity	$1,442,916	$1,436,220

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$58,415	$46,772	$(118,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of changes in accounting principles	—	1,021	155,400
Gain on sale of assets	(1,189)	—	(5,468)
Write-off of fixed assets and deferred costs	—	2,148	7,567
Depreciation	63,863	60,473	57,368
Amortization of intangible assets	1,109	575	824
Deferred income taxes	9,980	13,727	11,903
(Increase) decrease in working capital items	(29,061)	(3,147)	35,948
Proceeds (repayments) from sale of accounts receivable	2,633	(1,200)	4,268
Increase in other assets	(7,205)	(5,593)	(347)
Increase (decrease) in other liabilities	10,173	2,204	(5,585)
(Increase) decrease in receivables from related parties	(6,673)	77	(2,372)
Other, net	4,621	4,532	7,322

Net cash provided by operating activities	106,666	121,589	148,538

Cash flows from investing activities:
Capital expenditures and acquisitions	(100,870)	(69,985)	(61,809)
Proceeds from sale of assets	1,348	—	27,271

Net cash used in investing activities	(99,522)	(69,985)	(34,538)

Cash flows from financing activities:
Increase (decrease) in short-term debt	3	(76)	1
Proceeds from issuance of debt	31,188	—	—
Decrease in borrowings under revolving credit facility	—	—	(95,250)
Repayments of long-term debt	(2,994)	(2,805)	(183,466)
Loan to related party	(7,760)	(31,231)	—
Call premium on redemption of debt	—	—	(2,734)
Decrease in restricted cash	—	—	182,130
Debt issuance costs	(1,725)	—	(790)
Dividends and distributions to parent company	(67,162)	(50,000)	—
Capital contributions from parent company	17,000	51,451	6,891

Net cash used in financing activities	(31,450)	(32,661)	(93,218)

Effect of exchange rate fluctuations on cash and cash equivalents	819	4,192	1,679

Net change in cash and cash equivalents	(23,487)	23,135	22,461
Cash and cash equivalents, beginning of year	56,426	33,291	10,830

Cash and cash equivalents, end of year	$32,939	$56,426	$33,291

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

	Year Ended December 31,
	2004	2003	2002
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
Accounts receivable	$(15,764)	$(11,733)	$7,762
Inventories	1,823	(8,147)	22,082
Deferred income tax assets	—	10,340	—
Prepaid expenses	(1,087)	4,045	(1,161)
Accounts payable	9,560	1,140	9,667
Accrued liabilities	3,143	630	(6,303)
Income taxes	(26,736)	578	3,901

Net effect on cash from (increase) decrease in working capital items	$(29,061)	$(3,147)	$35,948

Cash paid during the period for:
Interest (net of amount capitalized)	$51,897	$52,287	$60,316
Income taxes paid (including taxes paid pursuant to the Tax Sharing Agreement)	53,049	803	4,198
Acquisitions:
Fair market value of assets acquired	$31,565	$8,997	$11,421
Purchase price of acquisitions	28,424	8,564	11,421

Liabilities assumed	$3,141	$433	$—

        Supplemental disclosure of financing activities:

          In April 2004, the Company declared dividends totaling $106.2 million to its parent company, International Specialty Holdings Inc., including cash dividends paid of $67.2 million. In connection with these dividends, the Company's total long-term loan receivable of $39.0 million from a related party was eliminated (see Notes 4 and 12).

*
Working capital items exclude cash and cash equivalents, short-term debt and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 8); such proceeds are reflected separately in cash from operating activities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ISP CHEMCO INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Thousands)

	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)
Balance, December 31, 2001	$390,989	$(32,029)	$67,164
Comprehensive income (loss), year ended December 31, 2002:
Net loss	—	—	(118,290)	$(118,290)

Other comprehensive income (loss), net of tax:
Change in unrealized losses on derivative hedging instruments—cash flow hedges:
Net derivative losses, net of income tax benefit of $12	—	(22)	—	(22)
Less: Reclassification adjustment for losses included in net loss, net of income tax benefit of $534	—	(986)	—	(986)

Change in unrealized losses on derivative hedging instruments	—	964	—	964

Translation adjustment	—	17,470	—	17,470
Additional minimum pension liability adjustment, net of tax effect of $3,173	—	(5,404)	—	(5,404)

Comprehensive loss				$(105,260)

Capital contribution from parent company	6,891	—	—
Compensation related to ISP stock options issued as incentives	143	—	—

Balance, December 31, 2002	$398,023	$(18,999)	$(51,126)
Comprehensive income, year ended December 31, 2003:
Net income	—	—	46,772	$46,772

Other comprehensive income, net of tax:
Translation adjustment	—	18,977	—	18,977
Additional minimum pension liability adjustment, net of tax effect of $421	—	(716)	—	(716)

Comprehensive income				$65,033

Distribution to parent company	(50,000)	—	—
Capital contributions from parent company	51,451	—	—

Balance, December 31, 2003	$399,474	$(738)	$(4,354)
Comprehensive income, year ended December 31, 2004:
Net income	—	—	58,415	$58,415

Other comprehensive income, net of tax:
Translation adjustment	—	10,847	—	10,847
Additional minimum pension liability adjustment, net of tax effect of $1,459	—	(2,484)	—	(2,484)

Comprehensive income				$66,778

Dividend and distribution to parent company	(88,711)	—	(17,519)
Capital contribution from parent company	17,000	—	—

Balance, December 31, 2004	$327,763	$7,625	$36,542

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

        In connection with the financing transactions discussed in Note 13, ISP completed a restructuring (the "Restructuring") of its business in June 2001 in order to separate its investment assets from its chemicals and mineral products businesses. As part of the Restructuring, the Company transferred net assets of approximately $235.7 million, consisting of all of its investment assets, totaling $336.7 million, associated short-term debt and the outstanding stock of certain subsidiaries to a newly formed parent company, International Specialty Holdings Inc. ("IS Holdings"), a wholly owned subsidiary of ISP, which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC ("ISP Investco"). Subsequent to the completion of these transactions, the Company's assets consist solely of those related to ISP's chemicals and mineral products businesses.

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

  Financial Statement Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; goodwill and intangible assets; environmental liabilities; assets and obligations related to employee benefits; and other contingencies. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

  Revenue Recognition

        The Company's revenue recognition policy is in accordance with U.S. generally accepted accounting principles, which require the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. Normal terms for sales of specialty and industrial chemicals are 30 days net. Normal terms for sales of mineral products include a 1% discount if payment is made not later than the 15th of the month following date of sale. There are no special conditions for sales to third party distributors.

  Financial Instruments

        The fair value of cash and cash equivalents, including money market funds, receivables, short-term debt, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. See Note 13 for a discussion of the Company's long-term debt.

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

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Repairs in excess of $25,000 are capitalized if the repair both relates to major equipment components and extends the useful life of an asset beyond its original estimated useful life. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment. Capitalized interest charges amounted to $514,000, $284,000 and $157,000 for 2004, 2003 and 2002, respectively.

  Plant Turnaround Costs

        Plant turnarounds are scheduled periodically to complete plant maintenance and replenish catalyst that is utilized in the chemical processes and which has a limited life. Costs related to these turnarounds are charged to operations in the year they are incurred.

  Goodwill

        Goodwill, which arose principally from both the 1989 management-led buyout of the predecessor company to the Company's former parent company, G-I Holdings Inc., ("G-I Holdings") and as a result of the Merger (see Note 1), was being amortized on the straight-line method over a period of approximately 40 years prior to January 1, 2002. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective as of January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. See also Note 11.

  Intangible Assets

        Intangible assets with a finite life are amortized on a straight-line basis over the estimated useful lives of the assets and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see below). Intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The useful lives of all intangible assets are evaluated each reporting period to determine if a revision is warranted. See "Valuation of Long-Lived Assets" below and also Note 11.

  Valuation of Long-Lived Assets

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At least annually, and more often if events or circumstances warrant such a review, the Company reviews the recoverability of long-lived assets to be held and used, including amortizable intangible assets, and identifies and measures any potential impairments. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated undiscounted cash flows from such an asset are less than the carrying value of the asset. If that occurs, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

  Debt Issuance Costs

        Debt issuance costs are amortized to expense over the life of the related debt. Unamortized debt issuance costs of $10.5 and $10.6 million are included in "Other assets" in the Consolidated Balance Sheets at December 31, 2004 and 2003, respectively.

  Environmental Liability

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability with respect to such environmental matters, and certain other environmental compliance expenses, as of December 31, 2004 and 2003, was $17.8 and $20.8 million, respectively, before reduction for estimated insurance recoveries included in the Consolidated Balance Sheets of $28.1 million at each date. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated insurance recoveries are included within "Other assets." See Note 21 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. The effects of these translation adjustments are reported in a separate component of shareholder's equity, "Accumulated other comprehensive income (loss)," and amounted to $16.2 and $5.4 million as of December 31, 2004 and 2003, respectively. Exchange gains/(losses) arising from transactions denominated in a currency other than the functional currency of the entity involved, principally related to the revaluation of payables and receivables, are included in other expense, net, and amounted to $2.5, $5.7 and $2.2 million in 2004, 2003 and 2002, respectively.

  Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), unrealized gains and losses from derivative hedging instruments, foreign currency translation adjustments and additional minimum pension liability adjustments. The Company has chosen to disclose comprehensive income (loss) in the Consolidated Statements of Shareholder's Equity.

        Changes in the components of "Accumulated other comprehensive income (loss)," net of tax, for the years 2004, 2003 and 2002 are as follows:

	Unrealized Losses on Derivative Hedging Instruments	Cumulative Foreign Currency Translation Adjustment	Additional Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Thousands)
Balance, December 31, 2001	$(964)	$(31,065)	$—	$(32,029)
Change for the year 2002	964	17,470	(5,404)	13,030

Balance, December 31, 2002	$—	$(13,595)	$(5,404)	$(18,999)
Change for the year 2003	—	18,977	(716)	18,261

Balance, December 31, 2003	$—	$5,382	$(6,120)	$(738)
Change for the year 2004	—	10,847	(2,484)	8,363

Balance, December 31, 2004	$—	$16,229	$(8,604)	$7,625

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a provision for income taxes and/or foreign withholding taxes on the cumulative earnings of foreign subsidiaries, net of any available foreign tax credits. The Company and its subsidiaries are included in a consolidated Federal income tax return filed by ISP and have entered into tax sharing agreements with its parent company, International Specialty Holdings Inc. and with ISP (see Note 7).

  Shipping and Handling Costs

        Shipping and handling costs included in "Selling, general and administrative" expenses amounted to $39.6, $32.4 and $31.2 million for 2004, 2003 and 2002, respectively.

  Research and Development

        Research and development costs are charged to operations as incurred and amounted to $26.3, $25.3 and $26.0 million for 2004, 2003 and 2002, respectively. Such amounts are included in "Selling, general and administrative" expenses in the accompanying Consolidated Statements of Operations.

  Stock-based Employee Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" (see also Note 3). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. However, as discussed in Note 16, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which requires an entity to measure compensation as the amount by which the Book Value (as defined) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

  Derivatives and Hedging

        Derivatives held by the Company not designated as hedging instruments have included total return equity swaps and interest rate swaps. These derivatives are marked-to-market each period, with unrealized gains and losses included in results of operations. The total return equity swaps were held for investment income purposes. The Company enters into interest rate swaps in order to economically hedge interest rate risk associated with investments in securities for which the market value is correlated with interest rate changes.

  Reclassifications

        Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 3.    New Accounting Standards

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

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 143, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on the Company's consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an immediate effect on the Company's consolidated financial statements.

        In December 2004, the FASB issued a revised SFAS No. 123 ("SFAS 123R"), "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. As discussed in Note 2, "Summary of Significant Accounting Policies—Stock-based Employee Compensation" and in Note 16, ISP completed a going private transaction in February 2003 and stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FIN 28 (see Note 2). Since compensation expense related to such incentive units is currently included in the actual Consolidated Statements of Operations, the Company does not expect SFAS 123R to have an impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004 (the "Act"). FSP No. FAS 109-1 relates to a provision in the Act that provides a tax deduction of up to 9 percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP is effective upon issuance. The Company does not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

        FSP No. FAS 109-2 relates to a provision in the Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This FSP will not have an impact on the Company's consolidated financial statements.

Note 4.    Dividend to Parent Company; Capital Contribution from Parent Company

        In April 2004, the Company declared dividends totaling $106.2 million to its parent company, IS Holdings, including cash dividends paid of $67.2 million. The dividends were accounted for as a charge to retained earnings of $17.5 million and a charge to additional paid-in capital of $88.7 million. In connection with these dividends, the Company's total long-term loan receivable from a related party of $39.0 million was eliminated (see Note 12). In December 2004, the Company received a capital contribution of $17.0 million from IS Holdings.

Note 5.    Other Operating Gains and (Charges), Net

        Other operating gains and (charges), net, are comprised of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Gain on sale of assets	$1,189	$—	$5,468
Provision for facility shutdown severance costs	(501)	—	—
Write-off of fixed assets	—	(2,148)	—
Compensation expense on settlement of ISP stock options	—	(1,451)	—
Write-off of deferred costs	—	—	(7,567)
Gain on contract termination	—	—	2,832
Gain on contract settlement	—	—	3,928
Gain on insurance claim	—	—	716

Other operating gains and (charges), net	$688	$(3,599)	$5,377

        In the fourth quarter of 2004, the Company sold an excess parcel of unutilized land for $1.3 million and recognized a gain of $1.2 million from the sale. Also, in the fourth quarter of 2004, the Company decided to transfer certain production assets in its foods product line from a leased facility in England to its manufacturing facility in Girvan, Scotland. In connection with this consolidation of production capacity, the Company accrued $0.5 million for related severance costs. Additional costs for closing the facility in England and transferring the equipment will be charged to operations as incurred in 2005.

        In December 2003, the Company decided to discontinue the manufacturing process at its Texas City, Texas facility for a product within the Industrial Chemicals business segment. As a result, the Company recorded a $2.1 million charge for the write-off of production assets related to that manufacturing process. Sales of this product in 2003 and 2002 were immaterial.

        As a result of ISP completing the going private transaction described in Note 16, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, and compensation expense aggregating $1.5 million was recorded in the first quarter of 2003.

        The Company has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the Company's Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than the Company's previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. As a result of the Company's change in development strategy for the Linden property, in 2002, the Company wrote off $7.6 million of deferred costs related to the development of the hazardous waste facility. The remaining Linden assets, which are being held for intended future sale, had a net book value of $20.9 million at December 31, 2004, primarily the cost of the land. The Company has capitalized $5.4 million of costs related to the preparation of the Linden property for sale.

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

Note 6.    Other Expense, Net

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

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Foreign exchange gains (losses)	$2,500	$5,706	$2,222
Financing costs on sale of accounts receivable (see Note 8)	(1,165)	(865)	(995)
Environmental provision relating to discontinued operations	(2,356)	(2,109)	(1,184)
Legal fees and related costs	(1,963)	(2,370)	(3,131)
Miscellaneous other nonoperating expenses	(3,117)	(2,389)	(3,736)

Other expense, net	$(6,101)	$(2,027)	$(6,824)

Note 7.    Income Taxes

        The provision for income taxes is based on income before income taxes and cumulative effect of changes in accounting principles, as reported for financial statement purposes, and is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
United States	$45,050	$37,857	$30,862
Foreign	48,807	36,356	25,657

Income before income taxes and cumulative effect of changes in accounting principles	$93,857	$74,213	$56,519

        Income tax (provision) benefit consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Federal:
Current	$(20,946)	$(6,844)	$(732)
Deferred	(7,663)	(11,343)	(12,447)

Total Federal	(28,609)	(18,187)	(13,179)

Foreign:
Current	(3,318)	(4,834)	(6,239)
Deferred	(1,999)	(2,564)	692

Total foreign	(5,317)	(7,398)	(5,547)

State and local:
Current	(1,198)	(1,015)	(535)
Deferred	(318)	180	(148)

Total state and local	(1,516)	(835)	(683)

Income tax provision	$(35,442)	$(26,420)	$(19,409)

        The differences between the income tax provision computed by applying the statutory Federal income tax rate (35%) to income before income taxes and cumulative effect of changes in accounting principles, and the income tax provision reflected in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Statutory tax provision	$(32,850)	$(25,975)	$(19,782)
Impact of:
Foreign operations	(11,555)	(7,524)	(2,954)
State and local taxes, net of Federal benefits	(985)	(543)	(444)
Extraterritorial income exclusion benefit	4,200	4,550	4,200
Percentage depletion	2,909	2,100	1,403
Other, net	2,839	972	(1,832)

Income tax provision	$(35,442)	$(26,420)	$(19,409)

        The components of the net deferred tax liability are as follows:

	December 31,
	2004	2003
	(Thousands)
Deferred tax liabilities related to:
Property, plant and equipment	$158,670	$149,201
Other	2,149	1,846

Total deferred tax liabilities	160,819	151,047

Deferred tax assets related to:
Expenses not yet deducted for tax purposes	(30,309)	(33,022)
Deferred foreign tax credits	(15,135)	(17,231)
Additional minimum pension liability adjustments	(5,053)	(3,594)
Other	(2,333)	(5,082)

Total deferred tax assets	(52,830)	(58,929)

Net deferred tax liability	107,989	92,118
Deferred tax assets, net, reclassified to current assets	14,833	25,701

Noncurrent deferred tax liability	$122,822	$117,819

        Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2004 and 2003.

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

        On September 15, 1997, G-I Holdings received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhône-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the surfactants partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $294 million, computed as of December 31, 2004. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. See Note 21—"Commitments and Contingencies."

Note 8.    Sale of Accounts Receivable

        In November 2004, the Company amended its October 2001 agreement for the sale of its domestic receivables, which was to terminate in October 2004 and was extended to November 2004. The amended agreement has a termination date of November 2009 and provides for up to $40.0 million in cash to be made available to the Company, which can be increased to $50.0 million at the Company's option, based on a planned continuous sale program to a third party. The agreement permits the Company to sell certain domestic trade receivables on a non-recourse basis in exchange for cash. The Company continues to service, administer and collect the trade receivables. At December 31, 2004 and 2003, the cash made available to the Company for the sale of receivables was $32.8 and $30.2 million, respectively. The program is accounted for as a sale under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The excess of accounts receivable sold over the net proceeds received is included in accounts receivable, other. The effective cost to the Company varies with LIBOR or commercial paper rates, is included in other expense, net, and amounted to $1.2, $0.9 and $1.0 million in 2004, 2003 and 2002, respectively.

Note 9.    Inventories

        Inventories are comprised of the following:

	December 31,
	2004	2003
	(Thousands)
Finished goods	$109,366	$113,227
Work-in-process	34,665	36,415
Raw materials and supplies	47,704	38,163

Inventories	$191,735	$187,805

        At December 31, 2004 and 2003, $60.4 and $58.6 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used to value these inventories, they would have been $4.0 and $4.2 million higher at December 31, 2004 and 2003, respectively.

Note 10.    Property, Plant and Equipment

        Property, plant and equipment is comprised of the following:

	December 31,
	2004	2003
	(Thousands)
Land and land improvements	$90,008	$87,898
Buildings and building equipment	139,831	131,454
Machinery and equipment	847,921	787,464
Construction in progress	44,184	41,214

Total	1,121,944	1,048,030
Less accumulated depreciation	(522,859)	(467,422)

Property, plant and equipment, net	$599,085	$580,608

        See Note 21 for information regarding capital leases.

Note 11.    Goodwill and Intangible Assets

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

        The Company's annual tests for impairment were conducted in the fourth quarters of 2004 and 2003 based upon the October 3, 2004 and September 28, 2003 balance sheets, respectively, and followed the same approach. These tests did not result in any additional impairment charges.

        The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the years ended December 31, 2004 and 2003 (see Note 17 for discussion of acquisitions):

	Specialty Chemicals	Industrial Chemicals	Mineral Products	Total Goodwill
	(Thousands)
Balance, December 31, 2002	$274,167	$—	$51,539	$325,706
Acquisition	5,537	—	—	5,537
Translation adjustment	(142)	—	—	(142)

Balance, December 31, 2003	$279,562	$—	$51,539	$331,101
Acquisitions and contingent consideration payment	6,212	—	—	6,212
Translation adjustment	481	—	—	481

Balance, December 31, 2004	$286,255	$—	$51,539	$337,794

        The following is information as of December 31, 2004 and 2003 related to the Company's acquired intangible assets:

		December 31, 2004		December 31, 2003
	Range of Amortizable Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in Thousands)
Intangible assets subject to amortization:
Patents	5-20 years	$669	$(170)	$669	$(113)
Formulations	5-10 years	2,740	(295)	—	—
Unpatented technology	10-15 years	1,350	(75)	—	—
Customer base	10-15 years	2,348	(151)	—	—
Non-compete agreements	2-5 years	3,419	(1,469)	1,571	(971)
EPA registrations	5 years	166	(99)	166	(66)

Total amortizable intangible assets		10,692	(2,259)	2,406	(1,150)

Intangible assets not subject to amortization:
Trademarks		5,596	—	2,962	—
EPA registrations		4,648	—	4,648	—

Total unamortizable intangible assets		10,244	—	7,610	—

Total intangible assets		$20,936	$(2,259)	$10,016	$(1,150)

(Thousands)
Aggregate amortization expense:
Year ended December 31, 2004	$1,109
Year ended December 31, 2003	575
Year ended December 31, 2002	824
Estimated amortization expense:
Year ending December 31,
2005	$1,336
2006	1,336
2007	1,072
2008	1,072
2009	774

Note 12.    Related Party Transactions

        Included in the Consolidated Balance Sheet at December 31, 2003 is a long-term loan receivable from related party of $31.2 million. In July 2003, the ISP parent company acquired the synthetic rubber business of Ameripol Synpol Corporation. ISP contributed this business to the capital of IS Holdings in August 2004. IS Holdings is operating the business under the name ISP Elastomers. Effective July 28, 2003, the Company entered into a promissory note with ISP Elastomers whereby the Company could from time to time loan to ISP Elastomers the principal amount of up to $50.0 million. The interest rate on the note was at a rate per annum of 1.65%, and the note was due and payable on July 28, 2006. Interest receivable on the loan at December 31, 2003 is included in the receivable from ISP Elastomers in the table below. In connection with dividends from the Company to IS Holdings in April 2004 (see Note 4), the $39.0 million balance of the loan receivable as of the date of the dividend was eliminated.

        Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

	December 31,
	2004	2003
	(Thousands)
ISP parent company	$763	$183
International Specialty Holdings parent company	—	227
ISP Investco	(286)	—
ISP Elastomers	1,718	1,298
Building Materials Corporation of America ("BMCA")	13,217	9,035
Other	(226)	(226)

Short-term receivables from related parties	15,186	10,517
Long-term receivable from ISP Investco	34,043	32,116

Total receivables from related parties	$49,229	$42,633

        The long-term receivable from ISP Investco of $34.0 and $32.1 million at December 31, 2004 and 2003, respectively, represents an advance in 1995 by ISP (Belgium) N.V., a wholly owned subsidiary of the Company, to ISP (France) SA, a wholly owned subsidiary of ISP Investco. The advance was utilized by ISP (France) to finance its investment in ISP Ireland, a wholly owned subsidiary of ISP Investco. The advance was made pursuant to a financing agreement which guarantees ISP (Belgium) an annual rate of return of 6% and is payable in 2010. Included in interest expense in the Consolidated Statements of Operations in 2004, 2003 and 2002 is interest income of $1.9, $1.8 and $1.7 million, respectively, related to this agreement.

        In May 2003, the Company entered into a new, long-term contract with BMCA, an indirect subsidiary of G-I Holdings and an affiliate of the Company, to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets that have lowered gross margins for the Mineral Products segment. In 2004, BMCA and its subsidiaries purchased a total of $98.2 million of mineral products from the Company, representing 9.6% of the Company's total net sales and 73.1% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $77.7 and $73.2 million for 2003 and 2002, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 2004 and 2003 was $12.8 and $8.6 million, respectively.

        Pursuant to a management agreement (the "Management Agreement"), the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to BMCA, the ISP parent company, ISP Investco and ISP Elastomers. Charges by the Company for providing such services aggregated $11.2, $10.9 and $10.3 million for 2004, 2003 and 2002, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable from such affiliates for management fees as of December 31, 2004 and 2003 was $1.1 and $0.9 million, respectively. The Management Agreement is expected to be amended to extend the term of the agreement, effective January 1, 2005, through December 31, 2005. In addition, as part of the Restructuring in June 2001, the Management Agreement was amended to incorporate internal investment-related services to ISP Investco for managing ISP Investco's short-term investment portfolio and generating investment income. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters.

        In September 1999, ISP granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of ISP's common stock held in treasury for a purchase price of $9.563 per share, or an aggregate of $3.0 million. Pursuant to the purchase agreement, ISP loaned such officer $3.0 million to purchase the shares of common stock, which loan was evidenced by a recourse demand note with interest at the lowest applicable federal rate. The principal amount of the note was payable in four installments from June 2001 through January 2004. However, if this officer remained continuously employed by the Company through each installment date, the principal amount due on such installment date was forgiven. As the loan was forgiven, compensation expense was recorded, including $762,000 in each of the years 2004, 2003 and 2002.

Note 13.    Long-term Debt and Lines of Credit

        Long-term debt is comprised of the following:

	December 31,
	2004	2003
	(Thousands)
Senior Credit Facilities:
Term loan maturing in March 2011	$248,125	$219,375
Revolving credit facility	—	—
10 1/4% Senior Subordinated Notes due 2011	403,315	403,056
Obligations under capital leases (Note 21)	294	764
Other	566	—

Total long-term debt	652,300	623,195
Less current maturities	(2,932)	(2,722)

Long-term debt less current maturities	$649,368	$620,473

        During 2001, the Company and three of its wholly owned subsidiaries jointly issued, in three separate transactions, $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of these transactions totaled $397.2 million, after discount and fees. The net proceeds were placed in a restricted cash escrow account and were distributed to the Company's parent, ISP, to retire ISP's 9 3/4% Senior Notes due 2002 and a portion of ISP's 9% Senior Notes due 2003 (the "2003 Notes"). In January 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes, utilizing the restricted cash escrow account balance at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded a $4.3 million pre-tax charge in 2002 for the early retirement of debt. The pre-tax charge was comprised of $2.7 million of call premium, $0.2 million of remaining discount amortization and the write-off of $1.4 million of unamortized debt issuance costs.

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

        In June 2001, in a related transaction, the Company and its three wholly owned subsidiaries that issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities, the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The senior credit facilities were comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility that was to terminate in June 2006.

        On April 2, 2004, the Company and its three wholly owned subsidiaries amended and restated its June 2001 $450.0 million senior secured credit facilities (the "Senior Credit Facilities"). The amended Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaced the $225.0 million term loan that was due to mature in June 2008. In connection therewith, the Company borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. All borrowings under the amended Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the Eurodollar rate plus a margin based on the ratio of the Company's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2004 on borrowings under the Senior Credit Facilities was 4.25%. Commitment fees are charged to the Company at a rate per annum equal to 0.50% of the average daily unused amount of the revolving credit facility. Commitment fees totaling $1.1 million are included in interest expense for each of 2004, 2003 and 2002.

        On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced. As of December 31, 2004, no borrowings and $8.8 million of letters of credit were outstanding under the revolving credit facility.

        The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio and an interest coverage ratio. The amended Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant. At December 31, 2004, the Company was in compliance with these covenants. In addition, the Senior Credit Facilities limit the ability of the Company and its subsidiaries, except the Company's accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. The Company and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock of some of the Company's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for the Company's accounts receivable subsidiary and certain immaterial subsidiaries.

        On December 13, 2001, the Company's parent company, IS Holdings, issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009 (the "2009 Notes"). The net proceeds from this issuance were approximately $194.3 million, of which $125.7 million was placed in a restricted cash escrow account and used to redeem the remaining 2003 Notes. The 2009 Notes are secured by a first priority lien on all of the outstanding capital stock of the Company. The 2009 Notes are structurally subordinated to all liabilities of the Company's subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of the Company and its subsidiaries, except its unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Elastomers, ISP Investco and its subsidiaries, the Company's accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

        Borrowings by the Company, including those under the Senior Credit Facilities, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 2009 Notes and the 2011 Notes. As of December 31, 2004, the Company was in compliance with such covenants, and the application of such covenants would not have restricted available borrowings under the Senior Credit Facilities. As of December 31, 2004, under the most restrictive of these limitations, the Company could have paid dividends and other restricted payments of up to $59.7 million.

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

        The Company believes that the fair value of its non-public variable rate indebtedness approximates the carrying value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 2011 Notes as of December 31, 2004 and 2003 was as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands)
10 1/4% Senior Subordinated Notes due 2011	$403,315	$456,270	$403,056	$451,423

        The aggregate maturities of long-term debt as of December 31, 2004 for the next five years and thereafter are as follows:

(Thousands)
2005	$2,932
2006	2,657
2007	2,661
2008	2,619
2009	2,500
Thereafter	638,931

        In the above table, maturities for each of the years 2005 to 2009 include $2.5 million of maturities relating to the term loan under the Senior Credit Facilities.

        At December 31, 2004, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $2.9 million, of which $2.8 million were unused.

        Included in accrued liabilities at each of December 31, 2004 and 2003 is $22.5 million of accrued interest on debt.

Note 14.    Asset Retirement Obligations

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

        The change in the ARO during the year ended December 31, 2004 is as follows:

(Thousands)
ARO liability balance, December 31, 2003	$2,077
Liabilities incurred, year ended December 31, 2004	30
ARO liability accretion	198

ARO liability balance, December 31, 2004	$2,305

        If SFAS No. 143 had been applied during all periods affected, the net loss on a pro forma basis for the year ended December 31, 2002 would have been $118.5 million, including an additional $0.2 million due to additional depreciation and liability accretion from AROs. The net income for the year ended December 31, 2003 would have increased on a pro forma basis by $1.0 million to $47.8 million due to the elimination of the cumulative effect of the change in accounting principle recorded on January 1, 2003 on the adoption of SFAS No. 143.

Note 15.    Benefit Plans

        Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

        The Company provides a defined contribution plan for eligible salaried and hourly employees. The Company contributes up to 7% of participants' compensation and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $7.9, $7.6 and $7.6 million for 2004, 2003 and 2002, respectively.

  Defined Benefit Plans

        The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). At several locations, new employees may not participate and benefits have been frozen for most participants. Benefits under this plan are based on stated amounts for each year of service. The Company's policy is to fund this plan consistent with the minimum funding requirements of ERISA.

        ISP Marl GmbH, a wholly owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

        The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

	Hourly Retirement Plan			ISP Marl Plan
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
	(Thousands)
Service cost	$233	$241	$290	$91	$92	$46
Interest cost	2,105	2,098	2,108	189	191	138
Expected return on plan assets	(2,929)	(2,863)	(3,316)	—	—	—
Amortization of actuarial losses	562	391	155	—	—	—
Amortization of unrecognized prior service cost	243	277	301	6	6	5

Net periodic pension cost (income)	$214	$144	$(462)	$286	$289	$189

        The following tables set forth, for the years 2004 and 2003, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Hourly Retirement Plan and the ISP Marl Plan. The Company uses a December 31 measurement date for its retirement plans and postretirement medical and life insurance plan.

	Hourly Retirement Plan		ISP Marl Plan
	Year Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$34,303	$32,410	$2,977	$2,559
Service cost	233	241	91	92
Interest cost	2,105	2,098	189	191
Effect of changes in exchange rates	—	—	343	285
Actuarial losses (gains)	1,296	1,226	647	(88)
Benefits paid	(1,745)	(1,672)	(65)	(62)

Benefit obligation at end of year	$36,192	$34,303	$4,182	$2,977

Change in plan assets:
Fair value of plan assets at beginning of year	$31,830	$30,942	$—	$—
Actual return on plan assets	3,136	2,560	—	—
Employer contributions	—	—	—	—
Benefits paid	(1,745)	(1,672)	—	—

Fair value of plan assets at end of year	$33,221	$31,830	$—	$—

Reconciliation of funded status:
Funded status	$(2,971)	$(2,473)	$(4,182)	$(2,977)
Transition obligation	—	—	94	93
Unrecognized prior service cost	1,581	1,823	—	—
Unrecognized actuarial (gains) losses	10,241	9,715	606	(97)

Net amount recognized in Consolidated Balance Sheets as (accrued) prepaid benefit cost	$8,851	$9,065	$(3,482)	$(2,981)

Amounts recognized in Consolidated Balance Sheets:
(Accrued) prepaid benefit cost	$—	$—	$(3,482)	$(2,981)
Accrued minimum pension liability	(2,971)	(2,473)	—	—
Intangible asset	1,581	1,823	—	—
Accumulated other comprehensive loss	10,241	9,715	—	—

Net amount recognized in Consolidated Balance Sheets as (accrued) prepaid benefit cost	$8,851	$9,065	$(3,482)	$(2,981)

Change in amounts in other comprehensive loss:
Increase in additional minimum liability	$285	$860
Decrease in intangible asset	242	277
Decrease in other comprehensive income	(527)	(1,137)

        The accumulated benefit obligation for all defined benefit pension plans was $40.4 million and $37.3 million at December 31, 2004 and 2003, respectively.

        Information on actual and future expected benefit payments related to the Hourly Retirement Plan and ISP Marl Plan follows:

	Hourly Retirement Plan	ISP Marl Plan
	(Thousands)
Actual benefit payments:
2002	$1,527	$24
2003	1,672	62
2004	1,745	65
Future expected benefit payments:
2005	$2,119	$75
2006	2,234	83
2007	2,346	91
2008	2,486	151
2009	2,620	158
2010 through 2014	13,749	1,433
	Year Ended December 31,
	2005 (Expected)	2004 (Actual)	2003 (Actual)	2002 (Actual)
	(Thousands)
Employer contributions:
Required	$—	$—	$—	$398
Additional discretionary	—	—	—	228

Total	$—	$—	$—	$626

	Hourly Retirement Plan		ISP Marl Plan
	December 31,		December 31,
	2004	2003	2004	2003
Weighted-average assumptions:
Discount rate:
As of January 1 (for determining net periodic pension cost and projected benefit obligation for years ended December 31)	6.25%	6.75%	6.5%	6.5%
As of December 31 (for determining projected benefit obligation at December 31)	6.0%	6.25%	5.52%	6.5%
Expected long-term rate of return on assets	9.5%	9.5%	—	—
Rate of compensation increase	N/A	N/A	2.5%	3.0%

        The following table highlights the sensitivity of the Company's pension obligations and expense to changes in assumptions related to the Hourly Retirement Plan:

	Impact on Pension Expense	Impact on Projected Benefit Obligation
	(Thousands)
Change in assumption:
25 basis points increase in discount rate	$-50	$-940
25 basis points decrease in discount rate	+50	+940
25 basis points increase in rate of return on assets	-80	N/A
25 basis points decrease in rate of return on assets	+80	N/A

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

        At December 31, 2004 and 2003, the asset allocations for the Hourly Retirement Plan, by asset category, are as follows:

	Plan Assets at December 31,
	2004 Actual	2003 Actual	2005 Target %
Asset Category:
Equity securities	28%	39%	25–45%
Fixed income securities	66%	45%	40–70%
Cash and equivalents	5%	15%	0–10%
Other	1%	1%	0–10%

Total	100%	100%

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

        The net periodic postretirement benefit cost (income) included the following components:

	Year Ended December 31,
	2004	2003	2002
	(Thousands)
Service cost	$—	$129	$116
Interest cost	353	622	626
Amortization of actuarial (gains) losses	(148)	27	25
Amortization of unrecognized prior service cost	(298)	(284)	(284)

Net periodic postretirement benefit cost (income)	$(93)	$494	$483

        The following table sets forth, for the years 2004 and 2003, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

	Year Ended December 31,
	2004	2003
	(Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,581	$9,750
Service cost	—	129
Interest cost	353	622
Plan amendments	(195)	—
Participant contributions	345	365
Actuarial gains	(2,640)	(1,499)
Benefits paid	(794)	(786)

Benefit obligation at end of year	$5,650	$8,581

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	449	421
Participant contributions	345	365
Benefits paid	(794)	(786)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(5,650)	$(8,581)
Unrecognized prior service cost	(1,487)	(1,590)
Unrecognized actuarial (gains) losses	(2,293)	199

Net amount recognized in Consolidated Balance Sheets as accrued benefit cost	$(9,430)	$(9,972)

        The Company's postretirement medical and life insurance plan is unfunded. Benefits are paid from the Company's general assets as they are incurred. The Company expects to contribute $727,000 to the plan in 2005. Information on actual and future expected benefit payments related to the postretirement medical and life insurance plan follows:

Actual benefit payments:	(Thousands)
2002	$745
2003	786
2004	794
Future expected benefit payments:
2005	$727
2006	703
2007	667
2008	621
2009	572
2010 through 2014	2,171

        For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees (under and over age 65) as of December 31, 2004 who were formerly salaried and hourly non-union employees (with certain exceptions) were assumed to receive a Company subsidy of $1,000 per year. With respect to retirees (under and over age 65) as of December 31, 2004 who were formerly hourly union employees, most such retirees were assumed to receive a Company subsidy ranging from $1,000 to $2,500 per year depending on the negotiated plan design and subsidy level.

	December 31,
	2004	2003
Weighted-average assumptions:
Discount rate:
As of January 1 (for determining net periodic postretirement benefit cost and postretirement benefit obligation for years ended December 31)	6.25%	6.75%
As of December 31 (for determining postretirement benefit obligation at December 31)	6.0%	6.25%

	December 31,
	2004	2003
Assumed health care cost trend rates:
Retirees under age 65:
Health care cost trend rate assumed for the following year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011
Retirees over age 65:
Health care cost trend rate assumed for the following year	10.5%	—
Health care cost trend rate assumed for all years	—	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	—
Year that the rate reaches the ultimate trend rate	2016	—

        The health care cost trend rate assumption has an effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31,
	2004	2003
	(Thousands)
One-percentage-point increase:
Increase in the accumulated postretirement benefit obligation as of December 31	$204	$8
Increase in aggregate service and interest cost	12	—
One-percentage-point decrease:
Decrease in the accumulated postretirement benefit obligation as of December 31	(148)	(8)
Decrease in aggregate service and interest cost	(8)	—

  Other Benefit Plans

        The Company has a deferred compensation plan that permits eligible executives to defer up to 25% of their salary, 100% of bonuses and 100% of income from the exercise of long-term incentive units (see Note 16). Effective January 1, 2005, in accordance with section 409A of the Internal Revenue Code, deferrals of income from the exercise of long-term incentive units will no longer be permitted until the U.S. Treasury and the IRS issue interpretive guidance that is satisfactory to permit such deferrals. Amounts deferred, through payroll deduction, are contributed by the Company to a grantor trust, of which the Company is the grantor. The employees direct the investment of the amounts held in trust into various available funds. Distributions to participants, less any applicable tax withholding, are made upon the termination, retirement or death of the participant. The balance in the trust of $11.4 million and $7.7 million at December 31, 2004 and 2003, respectively, is included in "Other assets" in the Consolidated Balance Sheets, with the liability of equal amounts included in "Other liabilities." The investments held in the grantor trust are reflected at fair value in the Consolidated Balance Sheets and are marked-to-market each period, with unrealized holding gains and losses included in the results of operations.

        The Company also provides a nonqualified defined benefit retirement plan for certain current and former executives. The retirement benefit payable under the plan, which accrues in accordance with a ten-year vesting schedule, consists of an annual payment commencing at age 65 equal to 25% of a covered participant's last full year's salary. The plan is not a funded plan, but rather retirement benefits are paid from the general assets of the Company. Expense recorded for this plan was $0.8, $0.8 and $1.0 million for 2004, 2003 and 2002, respectively. The liability related to this plan was $13.0 and $9.4 million, respectively, at December 31, 2004 and 2003 and is included within "Other liabilities." The increase in the liability in 2004 resulted from a decrease in the discount rate used to compute the benefit obligation to 6.0% in 2004 from the 8.0% used in prior years. As a result, an additional minimum pension liability of $3.4 million, before income tax benefit of $1.3 million, was recorded and charged against "Accumulated other comprehensive income."

        In connection with the Company's Supplemental Executive Retirement Plan and postretirement medical and life insurance plan, the Company owns certain life insurance policies with a face value of $114.4 million at December 31, 2004. These policies had a cash surrender value of $52.2 and $48.7 million at December 31, 2004 and 2003, respectively, and policy loans of $49.8 and $46.6 million, respectively. The net cash surrender value at December 31, 2004 and 2003 was $2.4 and $2.1 million, respectively, and is included in "Other assets."

Note 16.    Going Private Transaction by ISP and Stock-based Employee Compensation

        On February 28, 2003, ISP completed a going private transaction whereby stockholders of ISP approved the Agreement and Plan of Merger dated as of November 8, 2002 of International Specialty Products Holdings Inc. with and into ISP and pursuant to which holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned (except as otherwise provided in the merger agreement). As a result of ISP completing this going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million. Compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net" (see Note 5). In addition, outstanding restricted common stock awards were replaced with long-term incentive units of comparable vesting and a value equivalent to the previous awards based on the buyout price of $10.30 per award.

        In February 2000, ISP adopted the 2000 Long-Term Incentive Plan (the "2000 LTI Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible Company employees. The 2000 LTI Plan provides long-term compensation to employees and key management personnel based on ISP's "Book Value" (as defined). The 2000 LTI Plan is administered by a committee (the "Committee") appointed by the Board of Directors of ISP from among the employees of ISP. The Committee in its sole discretion determines the number of Incentive Units to be granted to each employee. Generally, Incentive Units vest cumulatively, in 20% increments over five years, or in 10% increments every six months over five years. The Committee, in its sole discretion, may grant Incentive Units with any other vesting schedule. Incentive Units expire on the earlier of: (i) the sixth anniversary of the date the Incentive Unit was granted; (ii) one year after the employee's termination of employment with the Company due to death, long-term disability or retirement; or (iii) 90 days after the employee's termination of employment for reasons other than mentioned above and not due to good cause. Upon the exercise of an Incentive Unit, the employee will receive in cash the excess, if any, of the "Final Value" of such Incentive Units (which Final Value shall equal the value of the Incentive Units as described below as of the latest calculation date) over the value calculated on the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholder's Equity (excluding accumulated other comprehensive income and losses and goodwill impairment losses and including goodwill amortization expense in a manner similar to the periods prior to adopting SFAS No. 142). This value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. The 2000 LTI Plan will terminate ten years after its effective date of February 2000, unless terminated sooner by the Committee. Compensation expense related to the 2000 LTI Plan was $6.3, $6.6 and $2.7 million in 2004, 2003 and 2002, respectively. The liability related to the 2000 LTI Plan was $16.9 and $11.6 million at December 31, 2004 and 2003, respectively, and is included in "Other liabilities."

        In May 2003, ISP adopted the 2003 Executive Long-Term Incentive Plan (the "2003 ELTI Plan"), which provides long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined). The 2003 ELTI Plan is administered by the Committee which, in its sole discretion, determines the number of Incentive Units to be granted to any one or more eligible employees. Incentive Units normally vest cumulatively, in 20% increments over five years provided, however, that the Committee may in its sole discretion grant Incentive Units with any other vesting schedule. Incentive Units expire on the earlier of: (i) the tenth anniversary of the date the Incentive Unit was granted; (ii) one year after the employee's termination of employment with the Company due to death, long-term disability or retirement; or (iii) 90 days after the employee's termination of employment for reasons other than mentioned above and not due to good cause. Upon the exercise of an Incentive Unit, the employee will receive in cash the excess, if any, of the "Final Value" of such Incentive Units (which Final Value shall equal the value of the Incentive Units as described below as of the latest calculation date) over the value calculated on the date of grant. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholder's Equity (excluding accumulated other comprehensive income and losses). This value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. The 2003 ELTI Plan will terminate ten years after its effective date of May 15, 2003, unless terminated sooner by the Committee. Compensation expense related to the 2003 ELTI Plan was $3.2 and $4.8 million in 2004 and 2003, respectively. The liability related to the 2003 ELTI Plan was $8.0 and $4.8 million at December 31, 2004 and 2003, respectively, and is included in "Other liabilities."

        The following is a summary of activity for Incentive Units related to the 2000 LTI and 2003 ELTI Plans:

	Year Ended December 31,
	2004	2003	2002
	(Thousands of Incentive Units)
Incentive Units outstanding, January 1	7,855	4,460	4,207
Granted	854	4,152	796
Exercised	(274)	(391)	(132)
Forfeited	(281)	(366)	(411)

Incentive Units outstanding, December 31	8,154	7,855	4,460

Note 17.    Acquisitions

        During 2004, the Company completed four acquisitions, including three in Europe, to further enhance the Company's global specialty chemicals business. The acquisitions included United Kingdom-based Red Carnation Gums Limited and Hallcrest Limited, Germany-based Biochema Schwaben, and Niro's Pharma Technologies business. The aggregate purchase price of the assets and businesses acquired totaled $28.4 million. In 2003, the Company acquired Germinal S.A., a supplier of food ingredients in southern Latin America. In 2002, the Company acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals and an adjacent quarry operation and certain mining assets from Hanson Aggregates Mid-Pacific, Inc.

Note 18.    Business Segment Information

        The Company is a leading multinational manufacturer of a broad spectrum of specialty and industrial chemicals and mineral products.

        Specialty Chemicals.    The Specialty Chemicals business segment is comprised of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines.

        Personal care products serve as critical ingredients in the formulation of many well-known skin care, hair care, oral care, toiletry and cosmetic products. Skin care ingredients include sunscreen actives, waterproofing agents, preservatives, biofunctionals, emollients and moisturizers. Hair care ingredients include a number of specially formulated fixative resins for hairsprays, mousses and gels, as well as thickeners and stabilizers for shampoos and conditioners. Gantrez bioadhesive polymers serve as critical ingredients in denture adhesives and tartar control toothpastes.

        Pharmaceutical, food and beverage products are sold to these government-regulated industries. In the pharmaceutical market, the Company's products serve as key ingredients in prescription and over-the-counter tablets, injectable prescription drugs and serums, cough syrups and antiseptics. In the food and beverage markets, the Company's alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including bakery fillings, salad dressings, dairy products, cheese sauces, fruit fillings, beer and health drinks. The Company's alginates products are used as stabilizers in many well-known consumer products and prevent the separation of oil emulsions. The Company's specialty polymers serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

        The performance chemicals product line includes products sold to the aerospace, defense, paints and coatings, detergent, electronics, oil field, agricultural and powder metallurgy markets and various industrial markets. The performance chemicals product line includes the biocides business which is comprised of a broad range of preservatives and fungicides for various product applications, including paints and coatings.

        The Company manufactures a broad range of highly specialized fine chemicals which are sold to the pharmaceutical, biotechnology, agricultural, imaging and various other consumer markets.

        Industrial Chemicals.    The Company's Industrial Chemicals business segment markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), for use in a variety of industries including high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

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

        Sales of mineral products to BMCA and its subsidiaries in 2004, 2003 and 2002 accounted for 73.1%, 74.7% and 77.0%, respectively, of the Company's net sales of mineral products, representing

9.6%, 8.7% and 8.7%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 2004, 2003 or 2002.

	Year Ended December 31,
	2004	2003	2002
	(Millions)
Net sales:
Specialty Chemicals	$695.3	$623.4	$600.8
Industrial Chemicals	193.8	165.5	149.4
Mineral Products(1)	134.4	104.0	95.1

Net sales	$1,023.5	$892.9	$845.3

Operating income (loss)(2):
Specialty Chemicals	$140.2	$125.9	$107.9
Industrial Chemicals	(3.5)	(11.5)	5.9
Mineral Products	16.6	13.9	20.9

Total segment operating income	153.3	128.3	134.7
Unallocated corporate office items	(0.9)	0.1	0.1
Write-off of deferred costs(3)	—	—	(7.6)

Total operating income	152.4	128.4	127.2
Interest expense and other expense, net	(58.5)	(54.2)	(70.7)

Income before income taxes and cumulative effect of changes in accounting principles	$93.9	$74.2	$56.5

Assets:
Specialty and Industrial Chemicals	$1,181.4	$1,107.6	$1,080.4
Mineral Products	159.2	151.6	148.9
General Corporate(4)	102.3	177.0	113.2

Total assets	$1,442.9	$1,436.2	$1,342.5

Capital expenditures and acquisitions:
Specialty and Industrial Chemicals	$88.1	$59.3	$40.5
Mineral Products	12.8	10.7	21.3

Total	$100.9	$70.0	$61.8

Depreciation and amortization of intangible assets:
Specialty and Industrial Chemicals	$55.1	$52.2	$50.0
Mineral Products	9.9	8.8	8.2

Total	$65.0	$61.0	$58.2

(1)
Includes sales to BMCA and its subsidiaries of $98.2, $77.7 and $73.2 million for 2004, 2003 and 2002, respectively.

(2)
Operating income for the Specialty Chemicals business segment for 2004, 2003 and 2002 includes $0.7, $(1.1) and $12.2 million, respectively, of other operating gains (charges). Operating income

  (loss) for the Industrial Chemicals business segment for 2003 and 2002 includes $(2.3) and $0.8 million, respectively, of other operating gains (charges). Operating income for the Mineral Products business segment for 2003 includes $(0.2) million of other operating charges. See Note 5.

(3)
The write-off of deferred costs of $7.6 million in 2002 (see Note 5) relates to the Company's Linden, New Jersey property, a nonoperating property held for intended future sale and therefore not part of the Company's current operating business segments.

(4)
General Corporate assets primarily represent corporate cash and cash equivalents, long-term receivables and loan receivable from related parties, deferred income tax assets and assets related to the Company's Linden property (see Note 5), which are not allocated to business segments.

Note 19.    Geographic Information

        Financial information set forth below for foreign operations represent sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

	Year Ended December 31,
	2004	2003	2002
	(Millions)
Net sales:
North America:
United States	$422.2	$407.6	$415.4
Canada	39.8	26.4	23.0

Total North America	462.0	434.0	438.4

Europe:
Germany	93.1	93.6	80.2
United Kingdom	61.3	40.0	38.2
France	34.2	31.0	24.6
Italy	21.4	19.3	15.2
Spain	20.2	17.0	14.3
Switzerland	13.3	11.6	11.2
Belgium	10.4	6.9	6.3
Netherlands	10.2	6.8	11.5
Israel	10.0	6.3	5.6
Other European countries	68.0	59.3	45.3

Total Europe	342.1	291.8	252.4

Asia-Pacific:
China	33.9	19.1	18.0
Japan	30.0	26.2	23.6
South Korea	24.1	16.6	13.4
Australia	14.5	12.7	10.9
India	12.3	6.8	7.3
Taiwan	12.1	9.7	10.0
Other Asia-Pacific countries	24.0	19.3	18.1

Total Asia-Pacific	150.9	110.4	101.3

Latin America:
Brazil	24.0	19.3	17.7
Mexico	23.3	21.5	21.8
Other Latin American countries	21.2	15.9	13.7

Total Latin America	68.5	56.7	53.2

Total net sales	$1,023.5	$892.9	$845.3

Property, plant and equipment, net:
United States	$500.5	$490.3	$493.5
Germany	54.8	48.9	39.5
United Kingdom	23.1	20.1	14.3
All other foreign countries	20.7	21.3	18.1

Total property, plant and equipment, net	$599.1	$580.6	$565.4

        Approximately 59% of the Company's sales in 2004 were in foreign countries, which are subject to currency exchange rate fluctuation risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

Note 20.    Guarantor Financial Information

        As discussed in Note 13, in 2001, the Company and three of its wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

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

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$480,559	$542,971	$—	$1,023,530
Intercompany net sales	—	239,880	16,515	(256,395)	—

Total net sales	—	720,439	559,486	(256,395)	1,023,530

Cost of products sold	—	(539,677)	(389,133)	256,395	(672,415)
Selling, general and administrative	—	(121,346)	(76,929)		(198,275)
Other operating gains and (charges), net	—	1,189	(501)		688
Amortization of intangible assets	—	(1,109)	—		(1,109)

Operating income	—	59,496	92,923	—	152,419
Equity in income of subsidiaries	63,263	—	—	(63,263)	—
Intercompany royalty income (expense), net	—	40,757	(40,757)	—
Intercompany dividend income	—	6,534	—	(6,534)	—
Interest income (expense), net	2,788	(57,615)	2,366		(52,461)
Other income (expense), net	(194)	(6,446)	539		(6,101)

Income before income taxes	65,857	42,726	55,071	(69,797)	93,857
Income taxes	(908)	(27,025)	(7,509)		(35,442)

Net income	$64,949	$15,701	$47,562	$(69,797)	$58,415

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$427,630	$465,301	$—	$892,931
Intercompany net sales	—	226,890	11,144	(238,034)	—

Total net sales	—	654,520	476,445	(238,034)	892,931

Cost of products sold	—	(480,465)	(341,467)	238,034	(583,898)
Selling, general and administrative	—	(111,950)	(64,537)		(176,487)
Other operating gains and (charges), net	—	(3,599)	—		(3,599)
Amortization of intangible assets	—	(575)	—	—	(575)

Operating income	—	57,931	70,441	—	128,372
Equity in income of subsidiaries	51,399	—	—	(51,399)	—
Intercompany royalty income (expense), net	—	34,568	(34,568)		—
Intercompany dividend income	—	6,731	—	(6,731)	—
Interest income (expense), net	3,243	(58,109)	2,734		(52,132)
Other income (expense), net	(6)	(5,568)	3,547		(2,027)

Income before income taxes and cumulative effect of change in accounting principle	54,636	35,553	42,154	(58,130)	74,213
Income taxes	(1,133)	(15,860)	(9,427)		(26,420)

Income before cumulative effect of change in accounting principle	53,503	19,693	32,727	(58,130)	47,793
Cumulative effect of change in accounting principle, net of income tax benefit of $600	—	(583)	(438)	—	(1,021)

Net income	$53,503	$19,110	$32,289	$(58,130)	$46,772

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$434,562	$410,735	$—	$845,297
Intercompany net sales	—	211,876	9,996	(221,872)	—

Total net sales	—	646,438	420,731	(221,872)	845,297

Cost of products sold	—	(462,857)	(310,397)	221,872	(551,382)
Selling, general and administrative	—	(115,142)	(56,084)		(171,226)
Other operating gains and (charges), net	—	2,298	3,079		5,377
Amortization of intangible assets	—	(824)	—	—	(824)

Operating income	—	69,913	57,329	—	127,242
Equity in income (loss) of subsidiaries	(68,277)	—	—	68,277	—
Intercompany royalty income (expense), net	—	29,179	(29,179)	—
Intercompany dividend income	—	6,048	—	(6,048)	—
Interest income (expense), net	3,249	(65,340)	2,486		(59,605)
Charge for early retirement of debt	(4,294)	—	—		(4,294)
Other income (expense), net	(815)	(7,164)	1,155		(6,824)

Income before income taxes and cumulative effect of change in accounting principle	(70,137)	32,636	31,791	62,229	56,519
Income taxes	608	(13,722)	(6,295)		(19,409)

Income before cumulative effect of change in accounting principle	(69,529)	18,914	25,496	62,229	37,110
Cumulative effect of change in accounting principle	(42,713)	(112,687)	—	—	(155,400)

Net income (loss)	$(112,242)	$(93,773)	$25,496	$62,229	$(118,290)

ISP CHEMCO INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1	$14,659	$18,279	$—	$32,939
Accounts receivable, trade, net	—	4,870	100,867		105,737
Accounts receivable, other	—	2,155	19,309		21,464
Receivables from related parties	(38)	15,224	—		15,186
Inventories	—	108,810	82,925		191,735
Deferred income tax assets	—	14,833	—		14,833
Prepaid expenses	—	4,782	2,191		6,973

Total Current Assets	(37)	165,333	223,571	—	388,867
Investment in subsidiaries	310,959	226,870	—	(537,829)	—
Intercompany loans	21,337	(12,848)	(8,489)		—
Due from (to) subsidiaries, net	—	46,539	(46,539)		—
Property, plant and equipment, net	—	500,700	98,385		599,085
Goodwill, net	89,931	240,928	6,935		337,794
Intangible assets, net	—	18,677	—		18,677
Long-term receivable from related party	—	—	34,043		34,043
Other assets	—	63,920	530		64,450

Total Assets	$422,190	$1,250,119	$308,436	$(537,829)	$1,442,916

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$—	$—	$71	$—	$71
Current maturities of long-term debt	—	2,766	166		2,932
Accounts payable	—	45,554	20,245		65,799
Accrued liabilities	—	52,737	31,812		84,549
Income taxes payable	50,260	—	6,224		56,484

Total Current Liabilities	50,260	101,057	58,518	—	209,835
Long-term debt less current maturities	—	648,940	428		649,368
Deferred income tax liabilities	—	106,852	15,970		122,822
Other liabilities	—	82,311	6,650		88,961
Total Shareholder's Equity	371,930	310,959	226,870	(537,829)	371,930

Total Liabilities and Shareholder's Equity	$422,190	$1,250,119	$308,436	$(537,829)	$1,442,916

ISP CHEMCO INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$29,009	$27,412	$—	$56,426
Accounts receivable, trade, net	—	4,798	84,114		88,912
Accounts receivable, other	—	3,152	16,529		19,681
Receivables from related parties	183	10,804	(470)		10,517
Inventories	—	102,364	85,441		187,805
Deferred income tax assets	—	21,421	4,280		25,701
Prepaid expenses	—	3,847	1,930		5,777

Total Current Assets	188	175,395	219,236	—	394,819
Investment in subsidiaries	367,837	223,261	—	(591,098)	—
Intercompany loans	16,021	(8,185)	(7,836)		—
Due from (to) subsidiaries, net	—	41,670	(41,670)		—
Property, plant and equipment, net	—	494,451	86,157		580,608
Goodwill, net	89,931	235,775	5,395		331,101
Intangible assets, net	—	8,866	—		8,866
Long-term receivable from related party	—	—	32,116		32,116
Long-term loan receivable from related party.	—	31,231	—		31,231
Other assets	—	56,912	567		57,479

Total Assets	$473,977	$1,259,376	$293,965	$(591,098)	$1,436,220

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$—	$—	$68	$—	$68
Current maturities of long-term debt	—	2,715	7		2,722
Accounts payable	—	29,103	25,512		54,615
Accrued liabilities	—	67,591	21,432		89,023
Income taxes payable	21,350	3,489	8,424		33,263

Total Current Liabilities	21,350	102,898	55,443	—	179,691
Long-term debt less current maturities	—	620,447	26		620,473
Deferred income tax liabilities	—	103,847	13,972		117,819
Other liabilities	58,245	64,347	1,263		123,855
Total Shareholder's Equity	394,382	367,837	223,261	(591,098)	394,382

Total Liabilities and Shareholder's Equity	$473,977	$1,259,376	$293,965	$(591,098)	$1,436,220

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(4,848)	$15,701	$47,562	$58,415
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	—	(1,189)	—	(1,189)
Depreciation	—	50,938	12,925	63,863
Amortization of intangible assets	—	1,109	—	1,109
Deferred income taxes	—	7,982	1,998	9,980
Increase in working capital items	(25,327)	(3,568)	(166)	(29,061)
Proceeds from sale of accounts receivable	—	—	2,633	2,633
(Increase) decrease in other assets	—	(7,242)	37	(7,205)
Increase (decrease) in other liabilities	(938)	9,883	1,228	10,173
(Increase) decrease in receivables from related parties	221	(4,497)	(2,397)	(6,673)
Change in amounts due to (from) subsidiaries	—	(4,869)	4,869	—
Change in investment in and advances to subsidiaries	19,204	29,062	(48,266)	—
Other, net	—	4,393	228	4,621

Net cash provided by (used in) operating activities	(11,688)	97,703	20,651	106,666

Cash flows from investing activities:
Capital expenditures and acquisitions	—	(76,235)	(24,635)	(100,870)
Cash proceeds from sale of assets	—	1,348	—	1,348

Net cash used in investing activities	—	(74,887)	(24,635)	(99,522)

Cash flows from financing activities:
Increase in short-term debt	—	—	3	3
Proceeds from issuance of debt	—	31,188	—	31,188
Repayments of long-term debt	—	(2,904)	(90)	(2,994)
Loan to related party	—	(7,760)	—	(7,760)
Debt issuance costs	—	(1,725)	—	(1,725)
Change in net intercompany loans	(5,316)	4,663	653	—
Intercompany dividends	67,162	(60,628)	(6,534)	—
Dividends and distributions to parent company	(67,162)	—	—	(67,162)
Capital contribution from parent company	17,000	—	—	17,000

Net cash provided by (used in) financing activities	11,684	(37,166)	(5,968)	(31,450)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	819	819

Net change in cash and cash equivalents	(4)	(14,350)	(9,133)	(23,487)
Cash and cash equivalents, beginning of year	5	29,009	27,412	56,426

Cash and cash equivalents, end of year	$1	$14,659	$18,279	$32,939

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(4,627)	$19,110	$32,289	$46,772
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	583	438	1,021
Write-off of fixed assets	—	2,148	—	2,148
Depreciation	—	48,537	11,936	60,473
Amortization of intangible assets	—	575	—	575
Deferred income taxes	—	11,161	2,566	13,727
(Increase) decrease in working capital items	6,346	2,931	(12,424)	(3,147)
Proceeds (repayments) from sale of accounts receivable	—	—	(1,200)	(1,200)
Increase in other assets	—	(5,392)	(201)	(5,593)
Increase (decrease) in other liabilities	(86)	2,348	(58)	2,204
(Increase) decrease in receivables from related parties	(215)	2,071	(1,779)	77
Change in amounts due to (from) subsidiaries	—	10,884	(10,884)	—
Change in investment in and advances to subsidiaries	(2,870)	(3,879)	6,749	—
Other, net	—	3,932	600	4,532

Net cash provided by (used in) operating activities	(1,452)	95,009	28,032	121,589

Cash flows from investing activities:
Capital expenditures and acquisitions	—	(48,238)	(21,747)	(69,985)

Net cash used in investing activities	—	(48,238)	(21,747)	(69,985)

Cash flows from financing activities:
Decrease in short-term debt	—	—	(76)	(76)
Repayments of long-term debt	—	(2,828)	23	(2,805)
Loan to related party	—	(31,231)	—	(31,231)
Change in net intercompany loans	—	(8,169)	8,169	—
Intercompany dividends	—	6,731	(6,731)	—
Distribution to parent company	(50,000)	—	—	(50,000)
Capital contributions from parent company	51,451	—	—	51,451

Net cash provided by (used in) financing activities	1,451	(35,497)	1,385	(32,661)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	4,192	4,192

Net change in cash and cash equivalents	(1)	11,274	11,862	23,135
Cash and cash equivalents, beginning of year	6	17,735	15,550	33,291

Cash and cash equivalents, end of year	$5	$29,009	$27,412	$56,426

ISP CHEMCO INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002
(Thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(50,013)	$(93,773)	$25,496	$(118,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	42,713	112,687	—	155,400
Gain on sale of assets	—	(2,389)	(3,079)	(5,468)
Write-off of deferred costs	—	7,567	—	7,567
Depreciation	—	46,964	10,404	57,368
Amortization of intangible assets	—	824	—	824
Deferred income taxes	—	15,316	(3,413)	11,903
Decrease in working capital items	14,703	11,748	9,497	35,948
Proceeds from sale of accounts receivable	—	—	4,268	4,268
(Increase) decrease in other assets	1,456	(1,795)	(8)	(347)
Increase (decrease) in other liabilities	(140)	(5,587)	142	(5,585)
(Increase) decrease in receivable from related parties	172	(542)	(2,002)	(2,372)
Change in amounts due to (from) subsidiaries	—	26,775	(26,775)	—
Change in investment in and advances to subsidiaries	85,151	(83,166)	(1,985)	—
Other, net	2,904	4,322	96	7,322

Net cash provided by operating activities	96,946	38,951	12,641	148,538

Cash flows from investing activities:
Capital expenditures and acquisitions	—	(53,983)	(7,826)	(61,809)
Proceeds from sale of assets	—	7,533	19,738	27,271

Net cash used in investing activities	—	(46,450)	11,912	(34,538)

Cash flows from financing activities:
Increase in short-term debt	—	—	1	1
Decrease in borrowings under revolving credit facility	—	(95,250)	—	(95,250)
Repayments of long-term debt	(182,232)	(1,201)	(33)	(183,466)
Call premium on redemption of debt	(2,734)	—	—	(2,734)
Decrease in restricted cash	81,130	101,000	—	182,130
Debt issuance costs	—	(790)	—	(790)
Change in net intercompany loans	—	11,816	(11,816)	—
Intercompany dividends	—	6,048	(6,048)	—
Capital contribution from parent company	6,891	—	—	6,891

Net cash provided by (used in) financing activities	(96,945)	21,623	(17,896)	(93,218)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,679	1,679

Net change in cash and cash equivalents	1	14,124	8,336	22,461
Cash and cash equivalents, beginning of year	5	3,611	7,214	10,830

Cash and cash equivalents, end of year	$6	$17,735	$15,550	$33,291

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

        ISP has been advised by its Chairman of the Board, Samuel J. Heyman, that in 2000, three actions were commenced by creditors or potential creditors of G-I Holdings, two of which were filed against Mr. Heyman and the third against Mr. Heyman and certain other stockholders of G-I Holdings. Two of the actions commenced in 2000 were effectively stayed and the third was dismissed as a result of the G-I Holdings Chapter 11 filing. In September 2001, the Official Committee of Unsecured Creditors of G-I Holdings filed a substantially similar action against Mr. Heyman. The actions allege, among other things, that the distribution by G-I Holdings of the capital stock of ISP to Mr. Heyman and certain G-I Holdings stockholders in January 1997 was without fair consideration and a fraudulent conveyance. These actions seek, among other things, to set aside such distribution and to require Mr. Heyman and such other stockholders to return to G-I Holdings the capital stock of ISP held by them as well as an unspecified amount of damages. The defendants in such actions have advised ISP that they believe these actions are without merit and that the defendants intend to vigorously oppose them. However, if such actions were successful, the plaintiffs could seek to undo such distribution, which could result in a change of control of ISP. See Note 13 for a discussion of the Senior Credit Facilities.

Environmental Litigation

        The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or in which remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

        The Company estimates that its liability with respect to all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 2004 and 2003, was approximately $17.8 and $20.8 million, respectively. As of December 31, 2004 and 2003, $11.7 and $13.2 million, respectively, of the liability estimate represents the present value of long-term future post closure costs discounted at a risk free rate of 5%. On an undiscounted basis, this portion of the liability is $19.6 and $22.3 million, respectively. Environmental insurance recoveries are included in the Consolidated Balance Sheets at December 31, 2004 and 2003 (discussed below) of $28.1 million at each date that relate to both past expenses and estimated future liabilities ("estimated recoveries"). While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability or decrease its estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

        After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the estimated recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. The Company believes it is entitled to the estimated recoveries, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

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

        In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims, which the Company does not believe will be material. In April 1993, the NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although it cannot be certain, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of approximately $10.6 million. Portions of this estimate have been calculated on a present value basis as discussed above.

Purchase and Lease Commitments

        The Company had a contract with a multinational supplier to supply a substantial amount of its acetylene needs to the Texas City, Texas facility. As a result of the expiration of this contract in March 2004, the Company took the following actions. The Company reduced its acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to its Calvert City, Kentucky plant. The Company also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, the Company is obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

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

        Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 2004 and 2003 in the amount of $1.0 and $1.2 million, respectively. The Company entered into an operating lease in 1998 for a sale-leaseback transaction related to equipment at its Freetown, Massachusetts manufacturing facility. The lease had an initial term of four years and, at the Company's option, up to three one-year renewal periods. The third and final renewal option was exercised during the first quarter of 2004. The lease provided for a substantial guaranteed payment by the Company, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. The Company had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. The Company exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

        The Company also has operating leases for transportation, production and data processing equipment and for various buildings and offices. Rental expense on operating leases was $13.0, $12.8 and $14.3 million for 2004, 2003 and 2002, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases and future obligations under unconditional purchase contracts discussed above as of December 31, 2004 were as follows:

	Capital Leases	Operating Leases	Unconditional Purchase Obligations
	(Thousands)
2005	$278	$5,073	$5,304
2006	10	4,592	5,463
2007	10	4,002	5,627
2008	—	3,032	5,796
2009	—	2,768	5,970
Later years	—	16,581	16,471

Total minimum payments	298	$36,048	$44,631

Less interest included above	(4)

Present value of net minimum lease payments	$294

Other Matters

        In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that the Company currently manufactures. As a result, the utilization of one of the Company's specialty chemicals facilities could be adversely impacted and the Company will be performing a review in the first quarter of 2005 for possible asset impairment related to this facility.

        The Company has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the Company's Linden, New Jersey property. With the planned New Jersey Turnpike access, it is likely that development alternatives such as warehousing will provide greater economic benefits than the Company's previously considered development alternative of construction of a hazardous waste treatment, storage and disposal facility at this site. See also Note 5.

        See Note 7 for information regarding additional contingencies.

ISP CHEMCO INC.

SUPPLEMENTARY DATA (UNAUDITED)
Quarterly Financial Data (Unaudited)

	2004 by Quarter				2003 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Millions)
Net sales	$266.9	$261.6	$252.8	$242.2	$232.6	$229.5	$215.1	$215.7
Cost of products sold	168.8	166.8	166.6	170.2	152.6	147.2	140.5	143.6

Gross profit	$98.1	$94.8	$86.2	$72.0	$80.0	$82.3	$74.6	$72.1

Operating income	$48.9	$45.3	$38.2	$20.0	$34.6	$37.0	$32.1	$24.7

Income before income taxes and cumulative effect of change in accounting principle	$33.6	$29.5	$23.7	$7.1	$19.8	$25.2	$17.0	$12.2
Income taxes	(11.7)	(10.2)	(8.3)	(5.2)	(6.6)	(9.2)	(5.9)	(4.7)

Income before cumulative effect of change in accounting principle	21.9	19.3	15.4	1.8	13.2	16.0	11.1	7.5
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	(1.0)	—	—	—

Net income	$21.9	$19.3	$15.4	$1.8	$12.2	$16.0	$11.1	$7.5

SCHEDULE II

ISP CHEMCO INC.

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2004

Description	Balance January 1, 2004	Charged to Costs and Expenses	Deductions		Balance December 31, 2004
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$5,848	$1,157	$211	(a)	$6,794
Reserve for inventory market valuation	22,188	1,766	2,944		21,010

Year Ended December 31, 2003

Description	Balance January 1, 2003	Charged to Costs and Expenses	Deductions		Balance December 31, 2003
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$6,022	$217	$391	(a)	$5,848
Reserve for inventory market valuation	25,184	4,365	7,361		22,188

Year Ended December 31, 2002

Description	Balance January 1, 2002	Charged to Costs and Expenses	Deductions		Balance December 31, 2002
	(Thousands)
Valuation and Qualifying Accounts Deducted from Assets to Which They Apply:
Allowance for doubtful accounts	$5,472	$657	$107	(a)	$6,022
Reserve for inventory market valuation	28,032	2,984	5,832		25,184

Note:

(a)
Represents write-off of uncollectible accounts net of recoveries, and the effects of foreign currency translation.

S-1

QuickLinks

ISP CHEMCO INC. FORM 10-K for the fiscal year ended December 31, 2004 Table of Contents
PART I
Business Segments
PART II
PART III
Audit and Non-Audit Fees (Dollars in Thousands)
PART IV
SIGNATURES
SIGNATURES
ISP CHEMCO INC. FORM 10-K INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
ISP CHEMCO INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ISP CHEMCO INC. SELECTED FINANCIAL DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ISP CHEMCO INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands)
ISP CHEMCO INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands, except Per Share Amounts)
ISP CHEMCO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands)
ISP CHEMCO INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Thousands)
ISP CHEMCO INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2004 (Thousands)
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2003 (Thousands)
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2002 (Thousands)
ISP CHEMCO INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2004 (Thousands)
ISP CHEMCO INC. CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2003 (Thousands)
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2004 (Thousands)
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2003 (Thousands)
ISP CHEMCO INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2002 (Thousands)
ISP CHEMCO INC. SUPPLEMENTARY DATA (UNAUDITED) Quarterly Financial Data (Unaudited)
ISP CHEMCO INC. VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2004
Year Ended December 31, 2003
Year Ended December 31, 2002