Form 10-Q
period 2005-04-03
ISP CHEMCO INC; ISP TECHNOLOGIES INC /NY/; ISP MINERALS INC /NY/; ISP CHEMICALS INC /NY/
filed 2005-05-18
CIK 1067851, 1159974, 1159976, 1159975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended APRIL 3, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

     As of May 17, 2005, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of May 17, 2005, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

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

                            ADDITIONAL REGISTRANTS

                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ----------------             -----------    ------------------    -------------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165

ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000

ISP Technologies Inc.           Delaware                     10             333-70144-09/         4501 Attwater Avenue
                                                                            22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411



                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (THOUSANDS)


                                                    FIRST QUARTER ENDED
                                                   ---------------------
                                                    APRIL 3,    APRIL 4,
                                                      2005        2004
                                                   ---------   ---------

Net sales........................................  $ 284,718   $ 266,895
Cost of products sold............................   (176,616)   (168,815)
Selling, general and administrative..............    (50,081)    (49,151)
Other operating charges..........................    (10,532)          -
Amortization of intangible assets................       (334)        (72)
                                                   ---------   ---------
Operating income.................................     47,155      48,857
Interest expense.................................    (13,853)    (14,084)
Interest income..................................        531         497
Other expense, net...............................     (4,901)     (1,708)
                                                   ---------   ---------
Income before income taxes.......................     28,932      33,562
Income taxes.....................................     (9,756)    (11,689)
                                                   ---------   ---------
Net income.......................................  $  19,176   $  21,873
                                                   =========   =========






















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       APRIL 3,  DECEMBER 31,
                                                         2005        2004
                                                     ----------- -----------
ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   26,334  $   32,939
  Accounts receivable, trade, less allowance of
    $6,791 and $6,794 at April 3, 2005 and
    December 31, 2004, respectively..................    135,141     105,737
  Accounts receivable, other.........................     23,439      21,464
  Receivables from related parties...................     17,172      15,186
  Inventories........................................    231,419     191,735
  Deferred income tax assets.........................     17,075      14,833
  Prepaid expenses...................................      7,248       6,973
                                                       ---------  ----------
    Total Current Assets.............................    457,828     388,867
Property, plant and equipment, net...................    617,075     599,085
Goodwill, net of accumulated amortization of $180,486    337,704     337,794
Intangible assets, net of accumulated amortization of
  $2,593 and $2,259 at April 3, 2005 and
  December 31, 2004, respectively....................     18,343      18,677
Long-term receivable from related party..............     34,554      34,043
Other assets.........................................     65,380      64,450
                                                      ----------  ----------
Total Assets......................................... $1,530,884  $1,442,916
                                                      ==========  ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...................................  $       71  $       71
  Current maturities of long-term debt..............       2,816       2,932
  Accounts payable..................................      74,934      65,799
  Accrued liabilities...............................      68,369      84,549
  Income taxes payable..............................      49,161      56,484
                                                      ----------  ----------
    Total Current Liabilities.......................     195,351     209,835
                                                      ----------  ----------
Long-term debt less current maturities..............     648,752     649,368
                                                      ----------  ----------
Deferred income tax liabilities.....................     123,437     122,822
                                                      ----------  ----------
Other liabilities...................................      87,395      88,961
                                                      ----------  ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding ................................           -           -
  Additional paid-in capital........................     417,763     327,763
  Retained earnings.................................      55,718      36,542
  Accumulated other comprehensive income............       2,468       7,625
                                                      ----------  ----------
    Total Shareholder's Equity......................     475,949     371,930
                                                      ----------  ----------
Total Liabilities and Shareholder's Equity..........  $1,530,884  $1,442,916
                                                      ==========  ==========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (THOUSANDS)

                                                           FIRST QUARTER ENDED
                                                           --------------------
                                                            APRIL 3,   APRIL 4,
                                                              2005       2004
                                                           --------  ----------

Cash flows from operating activities:
  Net income.............................................  $  19,176  $  21,873
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Impairment of fixed assets.........................     10,532          -
      Depreciation.......................................     16,308     15,765
      Amortization of intangible assets..................        334         72
      Noncash interest charges...........................        503        597
      Deferred income taxes..............................     (1,627)     7,070
  Increase in working capital items......................    (68,342)   (37,719)
  Proceeds from sale of accounts receivable..............        687      2,877
  Increase in receivables from related parties...........     (2,497)    (3,667)
  Other, net.............................................      2,217       (545)
                                                           ---------  ---------
Net cash provided by (used in) operating activities......    (22,709)     6,323
                                                           ---------  ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions..................    (72,401)   (40,222)
                                                           ---------  ---------
Net cash used in investing activities....................    (72,401)   (40,222)
                                                           ---------  ---------
Cash flows from financing activities:
  Increase in short-term debt............................          -          3
  Proceeds from issuance of debt.........................          -     31,188
  Repayments of long-term debt...........................       (791)      (692)
  Increase in loan to related party......................          -     (7,760)
  Debt issuance costs....................................          -       (850)
  Capital contribution from parent company...............     90,000          -
                                                           ---------  ---------
Net cash provided by financing activities................     89,209     21,889
                                                           ---------  ---------
Effect of exchange rate fluctuations on cash
  and cash equivalents...................................       (704)      (315)
                                                           ---------  ---------
Net change in cash and cash equivalents..................     (6,605)   (12,325)
Cash and cash equivalents, beginning of period...........     32,939     56,426
                                                           ---------  ---------
Cash and cash equivalents, end of period.................  $  26,334  $  44,101
                                                           =========  =========








      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                  (THOUSANDS)

                                                            FIRST QUARTER ENDED
                                                            -------------------
                                                             APRIL 3,  APRIL 4,
                                                               2005      2004
                                                            --------- ---------

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized)..................  $ 23,845   $ 24,967
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement).........................    18,182      5,188


Acquisitions:
    Estimated fair market value of assets acquired........  $ 29,239   $ 29,407
    Purchase price of acquisitions........................    24,137     26,266
                                                            --------   --------
    Liabilities assumed...................................  $  5,102   $  3,141
                                                            ========   ========


Supplemental disclosure of financing activities:

    Effective April 1, 2004, the Company declared a dividend of $31.2 million to its parent company, International Specialty Holdings Inc. In connection with this dividend, the Company's total long-term loan receivable of $39.0 million from a related party was reduced by $31.2 million.






















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 3, 2005, and the results of operations and cash flows for the quarterly periods ended April 3, 2005 and April 4, 2004, each period beginning on January
1. All adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 Form 10-K").


NOTE 1.  OTHER OPERATING CHARGES

     The Company has implemented a program for the restructuring and consolidation of production capacity in the specialty chemicals business segment. In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that the Company currently manufactures. As a result, the utilization of one of the Company's domestic specialty chemicals manufacturing facilities will be adversely impacted. Accordingly, the Company performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to this facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.


NOTE 2.  COMPREHENSIVE INCOME

                                                      First Quarter Ended
                                                     ---------------------
                                                      April 3,    April 4,
                                                        2005        2004
                                                     ---------  ----------
                                                          (Thousands)

Net income.........................................  $ 19,176     $ 21,873
                                                     --------     --------
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment..........    (5,157)        (985)
                                                     --------     --------
Total other comprehensive income (loss)............    (5,157)        (985)
                                                     --------     --------
Comprehensive income...............................  $ 14,019     $ 20,888
                                                     ========     ========

     Changes in the components of accumulated other comprehensive income for the first quarter ended April 3, 2005 are as follows:

                                ISP CHEMCO INC.

NOTE 2.  COMPREHENSIVE INCOME - (CONTINUED)

                                    Cumulative    Additional
                                    Foreign       Minimum       Accumulated
                                    Currency      Pension       Other
                                    Translation   Liability     Comprehensive
                                    Adjustment    Adjustment    Income
                                    ----------    ----------    -------------
                                                  (Thousands)
Balance, December 31, 2004.......   $   16,229    $  (8,604)    $   7,625
Change for the period............       (5,157)           -        (5,157)
                                    ----------    ---------     ---------
Balance, April 3, 2005...........   $   11,072    $  (8,604)    $   2,468
                                    ==========    =========     =========


NOTE 3.  INVENTORIES

     Inventories comprise the following:

                                        April 3,      December 31,
                                          2005            2004
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $124,415        $109,366
     Work-in-process...............       43,474          34,665
     Raw materials and supplies....       63,530          47,704
                                        --------        --------
     Inventories...................     $231,419        $191,735
                                        ========        ========

     At April 3, 2005 and December 31, 2004, $67.8 and $60.4 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $11.4 and $4.0 million higher at April 3, 2005 and December 31, 2004, respectively.


NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the first quarter ended April 3, 2005.


                                        Specialty        Industrial         Mineral        Total
                                        Chemicals        Chemicals         Products      Goodwill
                                       ----------       -----------        ---------    ----------
                                                                 (Thousands)
   Balance, December 31, 2004........  $ 286,255        $        -         $  51,539     $ 337,794
   Translation adjustment............        (90)                -                 -           (90)
                                       ---------        ----------         ---------     ---------
   Balance, April 3, 2005............  $ 286,165        $        -         $  51,539     $ 337,704
                                       =========        ==========         =========     =========


     The following is information as of April 3, 2005 and December 31, 2004 related to the Company's acquired intangible assets:

                                ISP CHEMCO INC.

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)


                                                                     April 3, 2005               December 31, 2004
                                                Range of      ----------------------------  ----------------------------
                                              Amortizable     Gross Carrying   Accumulated  Gross Carrying   Accumulated
                                                 Lives            Amount      Amortization      Amount      Amortization
                                              -----------     --------------  ------------  --------------  ------------
                                                                                       (Dollars in Thousands)
  Intangible assets subject to amortization:
      Patents...............................   5-20 years      $    669        $   (184)     $    669        $   (170)
      Formulations..........................   5-10 years         2,740            (386)        2,740            (295)
      Unpatented technology.................  10-15 years         1,350            (106)        1,350             (75)
      Customer base.........................  10-15 years         2,348            (198)        2,348            (151)
      Non-compete agreements................   2- 5 years         3,419          (1,611)        3,419          (1,469)
      EPA registrations.....................      5 years           166            (108)          166             (99)
                                                               --------        --------      --------        --------
       Total amortizable intangible assets..                     10,692          (2,593)       10,692          (2,259)
                                                               --------        --------      --------        --------
  Intangible assets not subject
       to amortization:
      Trademarks............................                      5,596               -         5,596               -
      EPA registrations.....................                      4,648               -         4,648               -
                                                               --------        --------      --------        --------
       Total unamortizable intangible assets                     10,244               -        10,244               -
                                                               --------        --------      --------        --------

  Total intangible assets...................                   $ 20,936        $ (2,593)     $ 20,936        $ (2,259)
                                                               ========        ========      ========        ========



        Estimated amortization expense:
        Year ending December 31,                             (Thousands)
                                                             -----------
        2005................................................  $   1,336
        2006................................................      1,336
        2007................................................      1,072
        2008................................................      1,072
        2009................................................        774


NOTE 5.  BENEFIT PLANS

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

     ISP Marl GmbH, a wholly owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under the ISP Marl Plan are based on average earnings over each employee's career with the Company.

     The Company's net periodic pension cost for the first quarters of 2005 and 2004 for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

                                ISP CHEMCO INC.

NOTE 5.  BENEFIT PLANS - (CONTINUED)


                                              Hourly Retirement Plan             ISP Marl Plan
                                              ----------------------         ----------------------
                                                First Quarter Ended           First Quarter Ended
                                              ----------------------         ----------------------
                                              April 3,      April 4,         April 3,      April 4,
                                                2005          2004             2005          2004
                                              -------       --------         --------      --------
                                                                   (Thousands)
   Service cost.............................  $    64       $     69         $    32        $   23
   Interest cost............................      527            523              55            48
   Expected return on plan assets...........     (764)          (736)              -             -
   Amortization of actuarial losses.........      145            126               4             -
   Amortization of unrecognized prior
     service cost...........................       60             60               1             1
                                              -------       --------         -------        ------
   Net periodic pension cost................  $    32       $     42         $    92        $   72
                                              =======       ========         =======        ======



   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit cost (income) for the first quarter of 2005 and 2004 included the following components:

                                                           First Quarter Ended
                                                          ---------------------
                                                          April 3,      April 4,
                                                            2005          2004
                                                          -------       -------
                                                                (Thousands)
   Service cost.......................................... $    -         $   26
   Interest cost.........................................     70            131
   Amortization of actuarial gains.......................    (38)             -
   Amortization of unrecognized prior service cost.......    (87)           (71)
                                                          ------         ------
   Net periodic postretirement benefit cost (income)..... $  (55)        $   86
                                                          ======         ======

       Long-Term Incentive Plans

     The Company has two long-term incentive plans, the 2000 Long-Term
Incentive Plan and the 2003 Executive Long-Term Incentive Plan, which provide long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined in the plans). The value of incentive units granted under the plans is determined at the end of each fiscal quarter based on ISP's total Shareholder's Equity. The value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. Compensation expense related to these plans was $2.9 and $3.3 million in the first quarter of 2005 and 2004, respectively.

                                ISP CHEMCO INC.

NOTE 6.  BUSINESS SEGMENT INFORMATION


                                                              First Quarter Ended
                                                             ---------------------
                                                              April 3,    April 4,
                                                                2005        2004
                                                             ---------   ---------
                                                                   (Millions)
Net sales:
  Specialty Chemicals.....................................   $   186.4   $   186.2
  Industrial Chemicals....................................        58.7        48.7
  Mineral Products (1)....................................        39.6        32.0
                                                             ---------   ---------
Net sales.................................................   $   284.7   $   266.9
                                                             =========   =========
Operating income:
  Specialty Chemicals (2).................................   $    34.9   $    46.2
  Industrial Chemicals....................................         7.8         0.3
  Mineral Products........................................         4.6         2.4
                                                             ---------   ---------
  Total segment operating income..........................        47.3        48.9
  Unallocated corporate office............................        (0.1)          -
                                                             ---------    --------
Total operating income....................................        47.2        48.9
Interest expense, interest income and other expense, net..       (18.3)      (15.3)
                                                             ---------   ---------
Income before income taxes................................   $    28.9   $    33.6
                                                             =========   =========



 (1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $27.5 and $24.2 million for the first quarters of 2005 and 2004, respectively.

 (2) Operating income for the Specialty Chemicals business segment for the first quarter of 2005 includes a $10.5 million charge for the impairment of fixed assets. See Note 1.


NOTE 7.  ACQUISITION

     In March 2005, the Company acquired a 1,4-butanediol ("BDO") production facility in Lima, Ohio, and related working capital. BDO is a key building block for many of the core specialty chemicals that the Company markets for pharmaceutical, personal care, food, beverage, coatings, oil field and other market applications. The preliminary purchase price of the acquisition has been allocated to the estimated fair value of the assets acquired pending the determination of any additional contingent consideration. This acquisition is not expected to be material to the Company's results of operations in 2005.


NOTE 8.  NEW ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify

                                ISP CHEMCO INC.

NOTE 8.  NEW ACCOUNTING STANDARDS - (CONTINUED)

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an immediate effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123 ("SFAS 123R"), "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, the Company's indirect parent company, International Specialty Products Inc. ("ISP") completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and the 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in the actual Consolidated Statement of Operations, the Company does not expect SFAS 123R to have an impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position ("FSP") Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004 (the "Jobs Act"). FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to nine percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted

                                ISP CHEMCO INC.

NOTE 8.  NEW ACCOUNTING STANDARDS - (CONTINUED)

for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP was effective upon issuance. The Company does not expect the adoption of this FSP to have a material effect on its 2005 consolidated financial statements.

     FSP No. FAS 109-2 relates to a provision in the Jobs Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This FSP was effective upon issuance. This FSP will not have an impact on the Company's consolidated financial statements.

     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 states that an entity shall recognize the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred if a reasonable estimate of fair value can be made. The term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 states that if an entity has sufficient information to reasonably estimate the fair value of an ARO, it must recognize a liability at the time the liability is incurred. An entity would have sufficient information to apply an expected present value and therefore an ARO would be reasonably estimable if either of the following conditions exist:
(a) the settlement date and method of settlement for the ARO have been specified by others, such as by law, regulation or contract or (b) the information is available to reasonably estimate the settlement date or the range of potential settlement dates, the method of settlement, and the probabilities associated with the potential settlement dates and methods of settlements. FIN 47 will be effective for the Company as of December 31, 2005. The Company is currently reviewing its AROs to determine the potential impact of FIN 47 on its consolidated financial statements, and, at this time, the Company does not believe that FIN 47 will have a material impact on the Company's consolidated financial statements.


NOTE 9. GUARANTOR FINANCIAL INFORMATION

     In 2001, the Company and three of its wholly owned subsidiaries jointly issued, in three separate transactions, an aggregate principal amount of $405.0 million in 10 1/4% Senior Subordinated Notes due in 2011 (the "2011 Notes"). The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries, and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of the 2011 Notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, ISP Global Technologies granted a license to certain non-guarantor foreign affiliates for the use of its patent rights, know-how and

                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)

trademarks in connection with the manufacture, use and sale of the Company's products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.



                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FIRST QUARTER ENDED APRIL 3, 2005
                                  (THOUSANDS)

                                                                           Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                            --------    ------------  ------------   ------------   ------------
Net sales ................................  $      -    $  130,639    $  154,079     $        -      $  284,718
Intercompany net sales ...................         -        61,692         4,876        (66,568)              -
                                            --------    ----------    ----------     ----------      ----------
   Total net sales .......................         -       192,331       158,955        (66,568)        284,718
Cost of products sold ....................         -      (143,250)      (99,934)        66,568        (176,616)
Selling, general and administrative ......         -       (29,703)      (20,378)                       (50,081)
Other operating charges...................         -       (10,532)            -                        (10,532)
Amortization of intangible assets.........         -          (334)            -                           (334)
                                            --------    ----------    ----------     ----------      ----------
Operating income .........................         -         8,512        38,643              -          47,155
Equity in income of subsidiaries..........    20,454             -             -        (20,454)              -
Intercompany royalty income (expense).....         -        11,803       (11,803)                             -
Intercompany dividend income .............         -         1,841             -         (1,841)              -
Interest expense .........................       867       (14,996)          276                        (13,853)
Interest income...........................         -            16           515                            531
Other expense, net .......................        (1)       (2,416)       (2,484)                        (4,901)
                                            --------    ----------    ----------     ----------      ----------
Income before income taxes ...............    21,320         4,760        25,147        (22,295)         28,932
Income taxes .............................      (303)       (4,988)       (4,465)                        (9,756)
                                            --------    ----------    ----------     ----------      ----------
Net income (loss).........................  $ 21,017    $     (228)   $   20,682     $  (22,295)     $   19,176
                                            ========    ==========    ==========     ==========      ==========


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FIRST QUARTER ENDED APRIL 4, 2004
                                  (THOUSANDS)

                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                            --------    ------------  ------------   ------------   ------------
Net sales ................................  $      -    $  125,359    $  141,536     $        -      $  266,895
Intercompany net sales ...................         -        60,745         4,335        (65,080)              -
                                            --------    ----------    ----------     ----------      ----------
   Total net sales .......................         -       186,104       145,871        (65,080)        266,895
Cost of products sold ....................         -      (138,778)      (95,117)        65,080        (168,815)
Selling, general and administrative ......         -       (31,908)      (17,243)                       (49,151)
Amortization of intangible assets.........         -           (72)            -                            (72)
                                            --------    ----------    ----------     ----------      ----------
Operating income .........................         -        15,346        33,511              -          48,857
Equity in income of subsidiaries..........    23,026             -             -        (23,026)              -
Intercompany royalty income (expense).....         -        11,084       (11,084)                             -
Intercompany dividend income .............         -         1,682             -         (1,682)              -
Interest expense .........................       815       (15,100)          201                        (14,084)
Interest income...........................         -            12           485                            497
Other expense, net .......................        (1)         (817)         (890)                        (1,708)
                                            --------    ----------    ----------     ----------      ----------
Income before income taxes ...............    23,840        12,207        22,223        (24,708)         33,562
Income taxes .............................      (285)       (7,724)       (3,680)                       (11,689)
                                            --------    ----------    ----------     ----------      ----------
Net income ...............................  $ 23,555    $    4,483    $   18,543     $  (24,708)     $   21,873
                                            ========    ==========    ==========     ==========      ==========


                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 3, 2005
                                  (THOUSANDS)

                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                            --------    ------------  ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $      2    $    3,788    $   22,544     $        -      $    26,334
   Accounts receivable, trade, net .......         -        14,487       120,654                         135,141
   Accounts receivable, other ............         -         2,439        21,000                          23,439
   Receivables from related parties.......       (38)       17,210             -                          17,172
   Inventories ...........................         -       144,684        86,735                         231,419
   Deferred income tax assets.............         -        17,075             -                          17,075
   Prepaid expenses ......................         -         4,662         2,586                           7,248
                                            --------    ----------    ----------     ----------      -----------
     Total current assets ................       (36)      204,345       253,519              -          457,828
Investment in subsidiaries ...............   364,476       246,242             -       (610,718)               -
Intercompany loans .......................    21,578       (12,944)       (8,634)                              -
Due from (to) subsidiaries, net ..........         -        47,814       (47,814)                              -
Property, plant and equipment, net .......         -       523,896        93,179                         617,075
Goodwill .................................    89,931       240,928         6,845                         337,704
Intangible assets, net....................         -        18,343             -                          18,343
Long-term receivable from related party ..         -             -        34,554                          34,554
Other assets .............................         -        64,874           506                          65,380
                                            --------    ----------    ----------     ----------      -----------
Total Assets .............................  $475,949    $1,333,498    $  332,155     $ (610,718)     $ 1,530,884
                                            ========    ==========    ==========     ==========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $      -    $        -    $       71     $        -      $        71
   Current maturities of long-term debt ..         -         2,660           156                           2,816
   Accounts payable ......................         -        42,857        32,077                          74,934
   Accrued liabilities ...................         -        45,470        22,899                          68,369
   Income taxes payable...................         -        40,509         8,652                          49,161
                                            --------    ----------    ----------     ----------      -----------
     Total Current liabilities ...........         -       131,496        63,855              -          195,351
Long-term debt less current maturities ...         -       648,381           371                         648,752
Deferred income tax liabilities...........         -       108,271        15,166                         123,437
Other liabilities ........................         -        80,874         6,521                          87,395
Total Shareholder's Equity ...............   475,949       364,476       246,242       (610,718)         475,949
                                            --------    ----------    ----------     ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................  $475,949    $1,333,498    $  332,155     $ (610,718)     $ 1,530,884
                                            ========    ==========    ==========     ==========      ===========



                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004
                                  (THOUSANDS)


                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                            --------    ------------  ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $      1    $   14,659    $   18,279     $        -      $    32,939
   Accounts receivable, trade, net .......         -         4,870       100,867                         105,737
   Accounts receivable, other ............         -         2,155        19,309                          21,464
   Receivables from related parties.......       (38)       15,224             -                          15,186
   Inventories ...........................         -       108,810        82,925                         191,735
   Deferred income tax assets.............         -        14,833             -                          14,833
   Prepaid expenses ......................         -         4,782         2,191                           6,973
                                            --------    ----------    ----------     ----------      -----------
     Total current assets ................       (37)      165,333       223,571              -          388,867
Investment in subsidiaries ...............   310,959       226,870             -       (537,829)               -
Intercompany loans .......................    21,337       (12,848)       (8,489)                              -
Due from (to) subsidiaries, net ..........         -        46,539       (46,539)                              -
Property, plant and equipment, net .......         -       500,700        98,385                         599,085
Goodwill .................................    89,931       240,928         6,935                         337,794
Intangible assets, net ...................         -        18,677             -                          18,677
Long-term receivable from related party ..         -             -        34,043                          34,043
Other assets .............................         -        63,920           530                          64,450
                                            --------    ----------    ----------     ----------      -----------
Total Assets .............................  $422,190    $1,250,119    $  308,436     $ (537,829)     $ 1,442,916
                                            ========    ==========    ==========     ==========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $      -    $        -    $       71     $        -      $        71
   Current maturities of long-term debt ..         -         2,766           166                           2,932
   Accounts payable ......................         -        45,554        20,245                          65,799
   Accrued liabilities ...................         -        52,737        31,812                          84,549
   Income taxes payable...................    50,260             -         6,224                          56,484
                                            --------    ----------    ----------     ----------      -----------
     Total Current liabilities ...........    50,260       101,057        58,518              -          209,835
Long-term debt less current maturities ...         -       648,940           428                         649,368
Deferred income tax liabilities...........         -       106,852        15,970                         122,822
Other liabilities ........................         -        82,311         6,650                          88,961
Total Shareholder's Equity ...............   371,930       310,959       226,870       (537,829)         371,930
                                            --------    ----------    ----------     ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................  $422,190    $1,250,119    $  308,436     $ (537,829)     $ 1,442,916
                                            ========    ==========    ==========     ==========      ===========


                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                       FIRST QUARTER ENDED APRIL 3, 2005
                                  (THOUSANDS)


                                                                                             Non-
                                                            Parent        Guarantor       Guarantor
                                                            Company      Subsidiaries    Subsidiaries    Consolidated
                                                           ---------     ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)......................................  $ (1,278)     $     (228)     $    20,682      $  19,176
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Impairment of fixed assets..........................         -          10,532                -         10,532
     Depreciation........................................         -          12,791            3,517         16,308
     Amortization of intangible assets...................         -             334                -            334
     Noncash interest charges............................         -             503                -            503
     Deferred income taxes...............................         -            (823)            (804)        (1,627)
  Increase in working capital items......................         -         (46,692)         (21,650)       (68,342)
  Proceeds from sale of accounts receivable..............         -               -              687            687
  (Increase) decrease in receivables from related parties         -          (1,986)            (511)        (2,497)
  Change in amounts due to (from) subsidiaries...........         -          (1,275)           1,275              -
  Change in investment in and advances to affiliates.....   (88,480)         82,792            5,688              -
  Other, net.............................................         -           2,630             (413)         2,217
                                                           --------      ----------      -----------      ---------
Net cash provided by (used in) operating activities......   (89,758)         58,578            8,471        (22,709)
                                                           --------      ----------      -----------      ---------
Cash flows from investing activities:
  Capital expenditures and acquisition...................         -         (70,656)          (1,745)       (72,401)
                                                           --------      ----------      -----------      ---------
Net cash used in investing activities....................         -         (70,656)          (1,745)       (72,401)
                                                           --------      ----------      -----------      ---------
Cash flows from financing activities:
  Repayments of long-term debt...........................         -             (61)            (791)          (730)
  Change in net intercompany loans.......................      (241)             96              145              -
  Intercompany dividends.................................         -           1,841           (1,841)             -
  Capital contribution from parent company...............    90,000               -                -         90,000
                                                           --------      ----------      -----------      ---------
Net cash provided by (used in) financing activities......    89,759           1,207           (1,757)        89,209
                                                           --------      ----------      -----------      ---------
Effect of exchange rate fluctuations on cash and cash
  equivalents............................................         -               -             (704)          (704)
                                                           --------      ----------      -----------      ---------
Net change in cash and cash equivalents..................         1         (10,871)           4,265         (6,605)
Cash and cash equivalents, beginning of period...........         1          14,659           18,279         32,939
                                                           --------      ----------      -----------      ---------
Cash and cash equivalents, end of period.................  $      2      $    3,788      $    22,544      $  26,334
                                                           ========      ==========      ===========      =========



                                ISP CHEMCO INC.

NOTE 9. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                       FIRST QUARTER ENDED APRIL 4, 2004
                                  (THOUSANDS)


                                                                                             Non-
                                                            Parent        Guarantor       Guarantor
                                                            Company      Subsidiaries    Subsidiaries    Consolidated
                                                           --------      ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)......................................  $ (1,153)     $    4,483      $    18,543      $  21,873
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation........................................         -          12,375            3,390         15,765
     Amortization of intangible assets...................         -              72                -             72
     Noncash interest charges............................         -             597                -            597
     Deferred income taxes...............................         -           7,076               (6)         7,070
  (Increase) decrease in working capital items...........       170         (23,415)         (14,474)       (37,719)
  Proceeds from sale of accounts receivable..............         -               -            2,877          2,877
  (Increase) decrease in receivables from related parties         -          (3,016)            (651)        (3,667)
  Change in amounts due to (from) subsidiaries...........     5,990            (819)          (5,171)             -
  Change in investment in and advances to affiliates.....    (4,031)            356            3,675              -
  Other, net.............................................      (977)            708             (276)          (545)
                                                           --------      ----------      -----------      ---------
Net cash provided by (used in) operating activities......        (1)         (1,583)           7,907          6,323
                                                           --------      ----------      -----------      ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions..................         -         (25,437)         (14,785)       (40,222)
                                                           --------      ----------      -----------      ---------
Net cash used in investing activities....................         -         (25,437)         (14,785)       (40,222)
                                                           --------      ----------      -----------      ---------
Cash flows from financing activities:
  Increase in short-term debt............................         -               -                3              3
  Proceeds from issuance of debt.........................         -          31,188                -         31,188
  Repayments of long-term debt...........................         -             (15)            (692)          (677)
  Increase in loan to related party......................         -          (7,760)               -         (7,760)
  Change in net intercompany loans.......................         -            (191)             191              -
  Debt issuance costs....................................         -            (850)               -           (850)
  Intercompany dividends.................................         -           1,682           (1,682)             -
                                                           --------      ----------      -----------      ---------
Net cash provided by (used in) financing activities......         -          23,392           (1,503)        21,889
                                                           --------      ----------      -----------      ---------
Effect of exchange rate fluctuations on cash and cash
  equivalents............................................         -               -             (315)          (315)
                                                           --------      ----------      -----------      ---------
Net change in cash and cash equivalents..................        (1)         (3,628)          (8,696)       (12,325)
Cash and cash equivalents, beginning of period...........         5          29,009           27,412         56,426
                                                           --------      ----------      -----------      ---------
Cash and cash equivalents, end of period.................  $      4      $   25,381      $    18,716      $  44,101
                                                           ========      ==========      ===========      =========


                                ISP CHEMCO INC.

NOTE 10.  CONTINGENCIES

     For information regarding contingencies, reference is made to Note 21 to consolidated financial statements contained in the 2004 Form 10-K.

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or in which remedial obligations are imposed. A number of these Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Company's Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase the estimate of its liability or decrease the estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "Surfactants Partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the Surfactants Partnership and also has

                                ISP CHEMCO INC.

NOTE 10. CONTINGENCIES - (CONTINUED)

filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $297 million, computed as of April 3, 2005. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the Surfactants Partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 7 and 21 to consolidated financial statements contained in the 2004 Form 10-K.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise expressly indicated, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first quarter of 2005. For a discussion of our critical accounting policies, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.


RESULTS OF OPERATIONS - FIRST QUARTER 2005 COMPARED WITH
                        FIRST QUARTER 2004

     Overview

     We recorded net income of $19.2 million for the first quarter of 2005 compared with net income of $21.9 million in the first quarter of 2004. The decline in net income for the first quarter of 2005 was primarily attributable to a non-cash, pre-tax asset impairment charge of $10.5 million (see "Other Operating Charges" below) and higher other expense, net.

     Net Sales. Net sales by business segment for the first quarter of 2005 and 2004 were:

                                                     First Quarter Ended
                                                 ----------------------------
                                                  April 3,           April 4,
                                                    2005               2004
                                                 ---------          ---------
                                                          (Millions)
        Specialty chemicals....................  $   186.4          $   186.2
        Industrial chemicals...................       58.7               48.7
        Mineral products.......................       39.6               32.0
                                                 ---------          ---------
          Net sales............................  $   284.7          $   266.9
                                                 =========          =========

     Net sales for the first quarter of 2005 were $284.7 million compared with $266.9 million in the first quarter of 2004. The $17.8 million (7%) increase in sales resulted primarily from higher unit volumes and favorable pricing in the mineral products segment and favorable pricing in the industrial chemicals segment. The favorable impact of the weaker U.S. dollar, primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the first quarter of 2005 was 38.0% compared with 36.7% in the first quarter of 2004. The improved margin was mainly attributable to favorable pricing in the industrial chemicals and mineral products business segments, as well as the favorable impact of higher unit volumes and the weaker U.S. dollar, partially offset by higher material and manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 2% in the first quarter of 2005 to $50.1 million from $49.2 million in the first quarter of 2004, however, as a percent of sales, decreased to 17.6% from 18.4% in the first quarter of 2004. The increase in selling, general and administrative expenses in the first quarter of 2005 was due primarily to higher selling and distribution costs as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $10.5 million in the first quarter of 2005 represented a non-cash fixed asset impairment charge related to our program for the restructuring and consolidation of production capacity in the specialty chemicals business segment. In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that we currently manufacture. As a result, the utilization of one of our domestic specialty chemicals manufacturing facilities will be adversely impacted. Accordingly, we performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to this facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     Operating Income. Operating income by business segment for the first quarter of 2005 and 2004 was:

                                                     First Quarter Ended
                                                 ----------------------------
                                                  April 3,           April 4,
                                                    2005               2004
                                                 ---------          ---------
                                                          (Millions)
        Specialty chemicals....................  $    34.9          $    46.2
        Industrial chemicals...................        7.8                0.3
        Mineral products.......................        4.6                2.4
                                                 ---------          ---------
          Total segment operating income.......       47.3               48.9
        Unallocated corporate office items.....       (0.1)                 -
                                                 ---------          ---------
          Operating income.....................  $    47.2          $    48.9
                                                 =========          =========

     Operating income for the first quarter of 2005 was $47.2 million compared with $48.9 million in the first quarter of 2004. Excluding the $10.5 million non-cash asset impairment charge discussed above, operating income increased 18% to $57.7 million (see "Non-GAAP Financial Measures" below).

     The specialty chemicals segment recorded operating income of $34.9 million in the first quarter of 2005. Excluding the aforementioned non-cash asset impairment charge of $10.5 million, operating income for the segment was $45.4 million compared with $46.2 million in the first quarter of 2004. The lower operating income was primarily attributable to unfavorable results in the performance chemicals and fine chemicals product lines, offset by favorable performance for the personal care product line.

     The industrial chemicals segment recorded operating income of $7.8 million in the first quarter of 2005 compared with $0.3 million in the first quarter of 2004. The improved results were attributable to favorable pricing, partially offset by higher material costs.

     Operating income for the mineral products segment was $4.6 million in the first quarter of 2005 compared with $2.4 million in the first quarter of 2004. The improvement in operating income from the first quarter of 2004 resulted from favorable pricing and the impact of higher unit volumes, partially offset by increased material and manufacturing costs.

     Interest Expense. Interest expense for the first quarter of 2005 was $13.9 million compared with $14.1 million in the same period in 2004. The lower interest expense was attributable to lower average interest rates ($0.3 million impact).

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $4.9 million in the first quarter of 2005 compared with $1.7 million in the first quarter of 2004. The higher expense in the first quarter of 2005 was due primarily to unfavorable foreign exchange.

     Income Taxes. In the first quarter of 2005, we recorded a provision for income taxes of $9.8 million. Our effective tax rate for the first quarter of 2005 was 33.7%, which was comparable with an effective tax rate of 34.8% in the first quarter of 2004.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals, industrial chemicals and mineral products. The operating income for the first quarter of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with GAAP.

                                                           First Quarter Ended
                                                          ---------------------
                                                           April 3,    April 4,
                                                             2005        2004
                                                          ---------   ---------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $    47.2   $    48.9
Non-GAAP adjustments:
     Less: Other operating charges (1)..................       10.5           -
                                                          ---------   ---------
Operating income as adjusted............................  $    57.7   $    48.9
                                                          =========   =========

Supplemental Business Segment Information:

Operating income:
     Operating Income per GAAP - Specialty Chemicals....  $    34.9   $    46.2
     Non-GAAP adjustments (1)...........................       10.5           -
                                                          ---------   ---------
     Operating Income - Specialty Chemicals as adjusted.  $    45.4   $    46.2
                                                          =========   =========

     Operating Income per GAAP - Industrial Chemicals...  $     7.8   $     0.3
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income - Industrial Chemicals as adjusted  $     7.8   $     0.3
                                                          =========   =========

     Operating Income per GAAP - Mineral Products.......  $     4.6   $     2.4
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income - Mineral Products as adjusted....  $     4.6   $     2.4
                                                          =========   =========

     Total segment operating income as adjusted.........  $    57.8   $    48.9
     Unallocated corporate office per GAAP..............       (0.1)          -
                                                          ---------   ---------
     Operating income as adjusted.......................  $    57.7   $    48.9
                                                          =========   =========

   (1) Non-GAAP adjustments in the first quarter of 2005 represent a $10.5 million non-cash other operating charge for the impairment of fixed assets at one of our domestic manufacturing facilities related to a program for the restructuring and consolidation of production capacity in the specialty chemicals segment. See "Other Operating Charges" above.


Specialty Chemicals

     Sales in the first quarter of 2005 were $186.4 million compared with $186.2 million for the same period in 2004. The slight increase in sales was primarily attributable to the favorable impact of the weaker U.S. dollar ($3.3 million) and, to a lesser extent, favorable pricing, offset by unfavorable unit volumes ($3.7 million). Higher sales in the personal care, food and pharmaceutical product lines were offset by lower unit volumes in the performance chemicals and fine chemicals product lines.

     Operating income for the specialty chemicals segment was $34.9 million for the first quarter of 2005. Excluding the aforementioned $10.5 million non-cash asset impairment charge, operating income for the segment was $45.4 million compared with $46.2 million in the first quarter of 2004. The lower operating income was primarily attributable to higher material costs ($3.1 million impact) and the impact of lower unit volumes ($0.9 million), partially offset by the favorable impact of the weaker U.S. dollar ($2.1 million).

Industrial Chemicals

     Sales in the first quarter of 2005 were $58.7 million compared with $48.7 million in the first quarter of 2004. The 21% increase in sales was primarily attributable to favorable pricing and, to a lesser extent, the favorable effect of the weaker U.S. dollar, partially offset by lower unit volumes.

     The industrial chemicals segment recorded operating income of $7.8 million in the first quarter of 2005 compared with $0.3 million in the first quarter of 2004. The higher operating income was primarily attributable to favorable pricing ($9.8 million) and manufacturing efficiencies ($2.2 million), partially offset by higher material costs ($4.4 million).

Mineral Products

     Sales for the Mineral Products segment for the first quarter of 2005 were $39.6 million compared with $32.0 million for the first quarter of 2004. The 24% increase was due to higher unit volumes ($5.2 million), as a result of an increased customer base along with industry-wide growth, and also favorable pricing ($2.4 million).

     Operating income for the mineral products segment was $4.6 million in the first quarter of 2005 compared with $2.4 million in the same period in 2004. The improved operating income was attributable to favorable pricing ($2.4 million) and the favorable impact of higher unit volumes ($2.0 million), partially offset by higher material and manufacturing costs and increased selling and distribution expenses (totaling $2.2 million).


LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first quarter of 2005, our net cash outflow before financing activities was $95.1 million, including $22.7 million used in operations and the reinvestment of $72.4 million for capital programs and an acquisition.

     Operating Activities. Net cash used in operating activities totaled $22.7 million for the first quarter of 2005, principally related to a cash investment of $68.3 million in additional working capital, including a $23.7 million increase in receivables as a result of higher sales, a $19.8 million increase in inventories to support our sales growth and a $24.6 million net decrease in payables and accrued liabilities, mainly due to payments of accrued interest.

     Investing Activities. Net cash used in investing activities in the first quarter of 2005 totaled $72.4 million for capital expenditures and an acquisition. Capital expenditures in the first quarter of 2005 included $33.6 million for the purchase of equipment at our Freetown, Massachusetts facility. We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to this equipment. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

     Our total capital expenditures for the year 2005 are expected to be approximately $110 million.

     In March 2005, we acquired a 1,4-butanediol ("BDO") production facility in Lima, Ohio, and related working capital. BDO is a key building block for many of the core specialty chemicals that we market for pharmaceutical, personal care, food, beverage, coatings, oil field and other market applications. The preliminary purchase price of the acquisition has been allocated to the estimated fair value of the assets acquired pending the determination of any additional contingent consideration. This acquisition is not expected to be material to our results of operations in 2005.

     Financing Activities. Net cash provided by financing activities in the first quarter of 2005 totaled $89.2 million, principally attributable to a $90.0 million capital contribution from our parent company.

     As a result of the foregoing factors, cash and cash equivalents decreased by $6.6 million during the first quarter of 2005 to $26.3 million.

   Current Maturities of Long-Term Debt

     As of April 3, 2005, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended March 2006, totaled $2.8 million, including $2.5 million related to the term loan under our senior credit facilities.

   Contingencies

     See Note 10 to consolidated financial statements for information regarding contingencies.

   Contractual Obligations

     We have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. We are required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

     In 2004, we entered into a long-term requirements contract for acetylene at our Texas City facility. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in actual costs and changes in the Producer Price Index.

     The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the acetylene contract for the Calvert City plant is $5.1 million.

     In March 2005, we entered into a long-term contract with an international company for us to purchase 100% of our global requirements of a product in the specialty chemicals business that we currently manufacture. Subject to limited conditions and commencing no later than April 2006, for a period of five years our annual purchase obligation related to this long-term supply contract will be approximately $6.5 million. In the event that we do not meet the annual purchase obligation, we must pay a penalty equal to 30% of the price of the volume shortfall.

     As previously discussed, in March 2005, we acquired a BDO production facility in Lima, Ohio. As part of this acquisition, we assumed responsibility for a long-term supply agreement for the purchase of 100% of our hydrogen gas requirements from a supplier located within the same complex as our BDO production facility. The supply agreement was originally entered into in 1999 and has a term of 15 years from March 2000. We are required to pay a minimum monthly charge (currently $3.1 million on an annualized basis), which increases at the rate of 3.5% per year for the remainder of the agreement.

   New Accounting Standards

     In November 2004, the Financial Accounting Standards Board, which we refer to as "FASB," issued Statement of Financial Accounting Standards, which we refer to as SFAS, No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin, which we refer to as "ARB," No. 43, Chapter 4, which discussed the general principles applicable to the pricing of inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an immediate effect on our consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123, which we refer to as "SFAS 123R," "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, our indirect parent company, International Specialty Products Inc., which we refer to as "ISP," completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No., which we refer to as "FIN" 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in our actual Consolidated Statements of Operations, we do not expect SFAS 123R to have an impact on our consolidated financial statements.

     In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004, which we refer to as the "Jobs Act." FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to 9 percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP is effective upon issuance. We do not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

     FSP No. FAS 109-2 relates to a provision in the Jobs Act that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP No. FAS 109-2 was effective upon issuance. This FSP will not have an impact on our consolidated financial statements.

     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 states that an entity shall recognize the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred if a reasonable estimate of fair value can be made. The term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 states that if an entity has sufficient information to reasonably estimate the fair value of an ARO, it must recognize a liability at the time the liability is incurred. An entity would have sufficient information to apply an expected present value and therefore an ARO would be reasonably estimable if either of the following conditions exist:
(a) the settlement date and method of settlement for the ARO have been specified by others, such as by law, regulation or contract or (b) the information is available to reasonably estimate the settlement date or the range of potential settlement dates, the method of settlement, and the probabilities associated with the potential settlement dates and methods of settlements. FIN 47 will be effective for the Company as of December 31, 2005. We are currently reviewing our AROs to determine the potential impact of FIN 47 on our consolidated financial statements, and, at this time, we do not believe that FIN 47 will have a material impact on our consolidated financial statements.


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



               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2004 and April 3, 2005, there were no equity-related financial instruments employed by us to reduce market risk.


                        ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

     Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II


                               OTHER INFORMATION


ITEM 6.  EXHIBITS

     Exhibits:

     Exhibit Number
     --------------

     31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.

     31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.





DATE:  May 17, 2005                BY: /s/ Salvatore J. Guccione
       ------------                    -------------------------

                                       Salvatore J. Guccione
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  May 17, 2005                BY: /s/Kenneth M. McHugh
       ------------                    --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)