Form 10-Q
period 2005-07-03
ISP CHEMCO INC; ISP TECHNOLOGIES INC /NY/; ISP MINERALS INC /NY/; ISP CHEMICALS INC /NY/
filed 2005-08-17
CIK 1067851, 1159974, 1159976, 1159975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 3, 2005

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

     As of August 17, 2005, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of August 17, 2005, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants are held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                              ADDITIONAL REGISTRANTS

                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ----------------             -----------    -----------------     -------------------------

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
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (THOUSANDS)


                                      SECOND QUARTER ENDED     SIX MONTHS ENDED
                                      ---------------------  --------------------
                                        JULY 3,     JULY 4,    JULY 3,    JULY 4,
                                         2005        2004       2005       2004
                                      ---------   ---------  ---------  ---------
Net sales............................ $ 287,085   $ 261,670  $ 571,803  $ 528,565
Cost of products sold................  (192,255)   (166,807)  (368,871)  (335,622)
Selling, general and administrative..   (49,925)    (49,175)  (100,006)   (98,326)
Other operating charges..............         -           -    (10,532)         -
Amortization of intangible assets....      (334)       (367)      (668)      (439)
                                      ---------   ---------  ---------  ---------
Operating income.....................    44,571      45,321     91,726     94,178
Interest expense.....................   (14,158)    (13,475)   (28,011)   (27,559)
Interest income......................       584         490      1,115        987
Other expense, net...................    (5,076)     (2,828)    (9,977)    (4,536)
                                      ---------   ---------  ---------  ---------
Income before income taxes...........    25,921      29,508     54,853     63,070
Income taxes.........................    (8,829)    (10,203)   (18,585)   (21,892)
                                      ---------   ---------  ---------  ---------
Net income........................... $  17,092   $  19,305  $  36,268  $  41,178
                                      =========   =========  =========  =========

















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        JULY 3,    DECEMBER 31,
                                                         2005          2004
                                                     -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   17,107    $   32,939
  Accounts receivable, trade, less allowance of
    $6,808 and $6,794 at July 3, 2005 and
    December 31, 2004, respectively..................    132,502       105,737
  Accounts receivable, other.........................     29,817        21,464
  Receivables from related parties...................     22,389        15,186
  Inventories........................................    229,725       191,735
  Deferred income tax assets.........................     19,065        14,833
  Prepaid expenses...................................      8,069         6,973
                                                       ---------    ----------
    Total Current Assets.............................    458,674       388,867
Property, plant and equipment, net...................    618,217       599,085
Goodwill, net of accumulated amortization of $180,486    339,775       337,794
Intangible assets, net of accumulated amortization of
  $2,927 and $2,259 at July 3, 2005 and December 31,
  2004, respectively.................................     18,009        18,677
Long-term receivable from related party..............     35,064        34,043
Other assets.........................................     76,288        64,450
                                                      ----------    ----------
Total Assets......................................... $1,546,027    $1,442,916
                                                      ==========    ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...................................  $       72    $       71
  Current maturities of long-term debt..............       2,908         2,932
  Accounts payable..................................      77,219        65,799
  Accrued liabilities...............................      63,793        84,549
  Income taxes payable..............................      46,424        56,484
                                                      ----------    ----------
    Total Current Liabilities.......................     190,416       209,835
                                                      ----------    ----------
Long-term debt less current maturities..............     651,165       649,368
                                                      ----------    ----------
Deferred income tax liabilities.....................     125,926       122,822
                                                      ----------    ----------
Other liabilities...................................      90,110        88,961
                                                      ----------    ----------
Shareholder's Equity:
  Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding ................................           -             -
  Additional paid-in capital........................     417,763       327,763
  Retained earnings.................................      72,810        36,542
  Accumulated other comprehensive income (loss).....      (2,163)        7,625
                                                      ----------    ----------
    Total Shareholder's Equity......................     488,410       371,930
                                                      ----------    ----------
Total Liabilities and Shareholder's Equity..........  $1,546,027    $1,442,916
                                                      ==========    ==========



      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (THOUSANDS)

                                                             SIX MONTHS ENDED
                                                           --------------------
                                                             JULY 3,    JULY 4,
                                                              2005       2004
                                                           --------  ----------

Cash flows from operating activities:
  Net income.............................................  $  36,268  $  41,178
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Impairment of fixed assets.........................     10,532          -
      Depreciation.......................................     34,239     31,827
      Amortization of intangible assets..................        668        439
      Noncash interest charges...........................      1,007      1,100
      Deferred income taxes..............................     (1,128)    14,135
  Increase in working capital items......................    (88,588)   (50,316)
  Proceeds from sale of accounts receivable..............      6,242      4,074
  Increase in receivables from related parties...........     (8,224)    (3,559)
  Other, net.............................................      3,174      1,022
                                                           ---------  ---------
Net cash provided by (used in) operating activities......     (5,810)    39,900
                                                           ---------  ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions..................   (100,513)   (58,233)
                                                           ---------  ---------
Net cash used in investing activities....................   (100,513)   (58,233)
                                                           ---------  ---------
Cash flows from financing activities:
  Increase in short-term debt............................          1          -
  Proceeds from issuance of debt.........................          -     31,188
  Increase in borrowings under revolving credit facility.      2,650        400
  Repayments of long-term debt...........................       (970)    (1,472)
  Loans from related party...............................          -     34,000
  Increase in loan to related party......................          -     (7,760)
  Debt issuance costs....................................          -     (1,725)
  Dividend to parent company.............................          -    (67,163)
  Capital contribution from parent company...............     90,000          -
                                                           ---------  ---------
Net cash provided by (used in) financing activities......     91,681    (12,532)
                                                           ---------  ---------
Effect of exchange rate fluctuations on cash
  and cash equivalents...................................     (1,190)      (351)
                                                           ---------  ---------
Net change in cash and cash equivalents..................    (15,832)   (31,216)
Cash and cash equivalents, beginning of period...........     32,939     56,426
                                                           ---------  ---------
Cash and cash equivalents, end of period.................  $  17,107  $  25,210
                                                           =========  =========




      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                  (THOUSANDS)


                                                             SIX MONTHS ENDED
                                                           --------------------
                                                             JULY 3,    JULY 4,
                                                              2005       2004
                                                           --------  ----------

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 47,433   $ 46,873
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement)........................     28,945     11,056

  Acquisitions:
    Estimated fair market value of assets acquired........  $ 29,578   $ 30,425
    Purchase price of acquisitions........................    28,861     27,284
                                                            --------   --------
    Liabilities assumed...................................  $    717   $  3,141
                                                            ========   ========

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

                                ISP CHEMCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 3, 2005, and the results of operations and cash flows for the three- and six-month periods ended July 3, 2005 and July 4, 2004. All adjustments are of a normal recurring nature. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 (the "2004 Form 10-K").


NOTE 1.  OTHER OPERATING CHARGES

     The Company has implemented a program for the restructuring and consolidation of production capacity in the foods product line within the specialty chemicals business segment. In March 2005, the Company entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that the Company currently manufactures at its San Diego, California alginates plant. Accordingly, the Company performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.


NOTE 2.  COMPREHENSIVE INCOME (LOSS)

                                                Second Quarter Ended     Six Months Ended
                                                --------------------   ---------------------
                                                 July 3,    July 4,     July 3,     July 4,
                                                  2005       2003        2005        2004
                                                --------   --------    ---------   ---------
                                                                (Thousands)
Net income....................................  $ 17,092   $ 19,305    $  36,268   $  41,178
                                                --------   --------    ---------   ---------
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment....    (4,631)    (2,467)      (9,788)     (3,452)
                                                --------   --------    ---------   ---------
Total other comprehensive loss................    (4,631)    (2,467)      (9,788)     (3,452)
                                                --------   --------    ---------   ---------
Comprehensive income..........................  $ 12,461   $ 16,838    $  26,480   $  37,726
                                                ========   ========    =========   =========


     Changes in the components of accumulated other comprehensive income (loss) for the six months ended July 3, 2005 are as follows:

                                ISP CHEMCO INC.

NOTE 2.  COMPREHENSIVE INCOME (LOSS) - (CONTINUED)

                                    Cumulative    Additional
                                    Foreign       Minimum       Accumulated
                                    Currency      Pension       Other
                                    Translation   Liability     Comprehensive
                                    Adjustment    Adjustment    Income (Loss)
                                    -----------   ----------   --------------
                                                  (Thousands)
Balance, December 31, 2004.......   $   16,229    $  (8,604)    $   7,625
Change for the period............       (9,788)           -        (9,788)
                                    ----------    ---------     ---------
Balance, July 3, 2005............   $    6,441    $  (8,604)    $  (2,163)
                                    ==========    =========     =========


NOTE 3.  INVENTORIES

     Inventories comprise the following:

                                         July 3,      December 31,
                                          2005            2004
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $136,801        $109,366
     Work-in-process...............       50,155          34,665
     Raw materials and supplies....       42,769          47,704
                                        --------        --------
     Inventories...................     $229,725        $191,735
                                        ========        ========

      At July 3, 2005 and December 31, 2004, $65.0 million and $60.4 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $11.7 million and $4.0 million higher at July 3, 2005 and December 31, 2004, respectively.


NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the six months ended July 3, 2005.


                                        Specialty        Industrial         Mineral        Total
                                        Chemicals        Chemicals         Products       Goodwill
                                       ----------       -----------        ---------     ---------
                                                                 (Thousands)
   Balance, December 31, 2004........  $ 286,255        $        -         $  51,539     $ 337,794
   Valuation adjustment - payment of
     contingent consideration........      1,338                 -                 -         1,338
   Translation adjustment............        643                 -                 -           643
                                       ---------        ----------         ---------     ---------
   Balance, July 3, 2005.............  $ 288,236        $        -         $  51,539     $ 339,775
                                       =========        ==========         =========     =========


     The following is information as of July 3, 2005 and December 31, 2004 related to the Company's acquired intangible assets:

                                ISP CHEMCO INC.

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

                                                                      July 3, 2005               December 31, 2004
                                                Range of      ----------------------------  ----------------------------
                                              Amortizable     Gross Carrying   Accumulated  Gross Carrying   Accumulated
                                                 Lives            Amount      Amortization      Amount      Amortization
                                              -----------     --------------  ------------  --------------  ------------
                                                                                (Dollars in Thousands)
  Intangible assets subject to amortization:
      Patents...............................   5-20 years      $    669        $   (198)     $    669        $   (170)
      Formulations..........................   5-10 years         2,740            (477)        2,740            (295)
      Unpatented technology.................  10-15 years         1,350            (137)        1,350             (75)
      Customer base.........................  10-15 years         2,348            (245)        2,348            (151)
      Non-compete agreements................   2- 5 years         3,419          (1,754)        3,419          (1,469)
      EPA registrations.....................      5 years           166            (116)          166             (99)
                                                               --------        --------      --------        --------
       Total amortizable intangible assets..                     10,692          (2,927)       10,692          (2,259)
                                                               --------        --------      --------        --------
  Intangible assets not subject
       to amortization:
      Trademarks............................                      5,596               -          5,596              -
      EPA registrations.....................                      4,648               -          4,648              -
                                                               --------        --------      ---------       --------
       Total unamortizable intangible assets                     10,244               -         10,244              -
                                                               --------        --------      ---------       --------
  Total intangible assets...................                   $ 20,936        $ (2,927)     $  20,936       $ (2,259)
                                                               ========        ========      =========       ========




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


NOTE 5.  RELATED PARTY TRANSACTIONS

     During the second quarter of 2005, the Company amended its management agreement (the "Management Agreement"), effective January 1, 2005, whereby the Company, through a subsidiary, provides certain general management services to Building Materials Corporation of America ("BMCA"), an affiliate, ISP, International Specialty Holdings Inc., the Company's parent company, ISP Investco LLC, and ISP Synthetic Elastomers LP. The purpose of the amendment was to adjust the management fees payable by the parties under the Management Agreement. Charges by the Company for the year 2005 for providing such services under the amended Management Agreement will aggregate approximately $24.9 million.

     In addition, during the second quarter of 2005, a subsidiary of the Company entered into a management services agreement with Heyman Properties, LLC and Heyman Investment Associates Limited Partnership (collectively, the "Heyman Entities"), effective as of January 1, 2005. The term of the management services agreement is from January 1, 2005 through December 31, 2005, and may be renewed for additional one-year terms. Under the agreement, the Company will provide certain general management services, and the Heyman Entities will provide certain advisory services for specified fees. The Company will receive a net amount of approximately $0.3 million related to these services in 2005.

                                ISP CHEMCO INC.

NOTE 6.  BENEFIT PLANS

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

     ISP Marl GmbH, a wholly-owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under the ISP Marl Plan are based on average earnings over each employee's career with the Company.

     The Company's net periodic pension cost for the second quarter and first six months of 2005 and 2004 for the Hourly Retirement Plan included the following components:

                                               Second Quarter Ended              Six Months Ended
                                              ----------------------         -----------------------
                                               July 3,       July 4,          July 3,        July 4,
                                                2005          2004             2005           2004
                                              --------      -------          -------         -------
                                                                   (Thousands)
   Service cost.............................  $    32       $    69          $   96          $  138
   Interest cost............................      536           523           1,063           1,046
   Expected return on plan assets...........     (762)         (736)         (1,526)         (1,472)
   Amortization of actuarial losses.........      158           126             303             252
   Amortization of unrecognized prior
     service cost...........................       61            60             121             120
                                              -------       -------          ------          ------
   Net periodic pension cost................  $    25       $    42          $   57          $   84
                                              =======       =======          ======          ======



        The Company's net periodic pension cost for the second quarter and first six months of 2005 and 2004 for the ISP Marl Plan included the following components:


                                               Second Quarter Ended             Six Months Ended
                                              ----------------------         -----------------------
                                               July 3,       July 4,         July 3,         July 4,
                                                2005          2004            2005            2004
                                              -------       --------         -------         -------
                                                                   (Thousands)
   Service cost.............................  $    32       $    23          $   64          $   46
   Interest cost............................       55            48             110              96
   Amortization of actuarial losses.........        4             -               8               -
   Amortization of unrecognized prior
     service cost...........................        1             1               2               2
                                              -------       -------          ------          ------
   Net periodic pension cost................  $    92       $    72          $  184          $  144
                                              =======       =======          ======          ======


   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

                                ISP CHEMCO INC.

NOTE 6.  BENEFIT PLANS - (CONTINUED)

     The net periodic postretirement benefit (income) cost for the second quarter and first six months of 2005 and 2004 included the following components:


                                              Second Quarter Ended              Six Months Ended
                                              ----------------------         ------------------------
                                               July 3,       July 4,         July 3,          July 4,
                                                2005          2004            2005             2004
                                              --------      --------         -------         --------
                                                                   (Thousands)
   Service cost.............................  $     -       $    (9)         $    -          $   17
   Interest cost............................       70            75             140             206
   Amortization of actuarial gains..........      (37)          (33)            (75)            (33)
   Amortization of unrecognized prior
     service cost...........................      (88)          (71)           (175)           (142)
                                              -------       -------          ------          ------
   Net periodic postretirement benefit
      (income) cost.........................  $   (55)      $   (38)         $ (110)         $   48
                                              =======       =======          ======          ======



       Long-Term Incentive Plans

     The Company has two long-term incentive plans, the 2000 Long-Term
Incentive Plan and the 2003 Executive Long-Term Incentive Plan, which provide long-term compensation to executives, key management personnel and certain other employees based on ISP's "Book Value" (as defined in the plans). The value of incentive units granted under the plans is determined at the end of each fiscal quarter based on ISP's total Shareholder's Equity. The value on the date of grant is compared to the value as remeasured at the end of each quarter in order to determine compensation expense. Compensation expense related to these plans was $2.5 and $2.4 million for the second quarter of 2005 and 2004, respectively, and $5.5 and $5.7 million for the first six months of 2005 and 2004, respectively.

                                ISP CHEMCO INC.

NOTE 7.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   ---------------------
                                                 July 3,    July 4,      July 3,    July 4,
                                                  2005       2004         2005       2004
                                               ---------   ---------    --------  ----------
                                                                (Millions)
Net sales:
  Specialty Chemicals.......................   $   183.1   $   178.1    $   369.5  $   364.3
  Industrial Chemicals......................        63.7        49.1        122.4       97.8
  Mineral Products (1)......................        40.3        34.5         79.9       66.5
                                               ---------   ---------    ---------  ---------
Net sales...................................   $   287.1   $   261.7    $   571.8  $   528.6
                                               =========   =========    =========  =========

Operating income (loss):
  Specialty Chemicals (2)...................   $    37.9   $    41.6    $    72.8  $    87.8
  Industrial Chemicals......................         0.2        (1.8)         8.0       (1.6)
  Mineral Products..........................         6.5         5.6         11.0        8.1
                                               ---------   ---------    ---------   --------
  Total segment operating income............        44.6        45.4         91.8       94.3
  Unallocated corporate office..............           -        (0.1)        (0.1)      (0.1)
                                               ---------   ---------    ---------  ---------
Total operating income......................        44.6        45.3         91.7       94.2
Interest expense, interest income and
    other expense, net .....................       (18.7)      (15.8)       (36.8)     (31.1)
                                               ---------   ---------    ---------  ---------
Income before income taxes..................   $    25.9   $    29.5    $    54.9  $    63.1
                                               =========   =========    =========  =========


(1) Includes sales to BMCA and its subsidiaries of $27.3 million and $24.9 million for the second quarter of 2005 and 2004, respectively, and $54.9 million and $49.1 million for the first six months of 2005 and 2004, respectively.

(2) Operating income for the Specialty Chemicals business segment for the first six months of 2005 includes a $10.5 million non-cash charge for the impairment of fixed assets. See Note 1.


NOTE 8.  ACQUISITION

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

                                ISP CHEMCO INC.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an immediate effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123 ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, the Company's indirect parent company, International Specialty Products Inc. ("ISP") completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and the 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in the actual Consolidated Statement of Operations, the Company does not expect SFAS No. 123R to have an impact on the Company's consolidated financial statements.

                                ISP CHEMCO INC.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in

                                ISP CHEMCO INC.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.


NOTE 10. GUARANTOR FINANCIAL INFORMATION

     In 2001, the Company and three of its wholly-owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

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

                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       SECOND QUARTER ENDED JULY 3, 2005
                                  (THOUSANDS)

                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            ---------   ------------  ------------  ------------    ------------
Net sales ................................  $       -   $  138,734    $  148,351    $        -      $  287,085
Intercompany net sales ...................          -       72,040         4,746       (76,786)              -
                                            ---------   ----------    ----------    ----------      ----------
   Total net sales .......................          -      210,774       153,097       (76,786)        287,085
                                            ---------   ----------    ----------    ----------      ----------
Cost of products sold ....................          -     (164,511)     (104,530)       76,786        (192,255)
Selling, general and administrative ......          -      (29,055)      (20,870)                      (49,925)
Amortization of intangible assets.........          -         (334)            -                          (334)
                                            ---------   ----------    ----------    ----------      ----------

Operating income .........................          -       16,874        27,697             -          44,571
Equity in income of subsidiaries..........     18,296            -             -       (18,296)              -
Intercompany royalty income (expense).....          -       11,067       (11,067)                            -
Intercompany dividend income .............          -        1,818             -        (1,818)              -
Interest expense .........................        946      (15,298)          194                       (14,158)
Interest income ..........................          -           69           515                           584
Other expense, net .......................         (1)      (1,784)       (3,291)                       (5,076)
                                            ---------   ----------    ----------    ----------      ----------
Income before income taxes ...............     19,241       12,746        14,048       (20,114)         25,921
Income taxes .............................       (331)      (4,807)       (3,691)                       (8,829)
                                            ---------   ----------    ----------    ----------      ----------
Net income ...............................  $  18,910   $    7,939    $   10,357    $  (20,114)     $   17,092
                                            =========   ==========    ==========    ==========      ==========





                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       SECOND QUARTER ENDED JULY 4, 2004
                                  (THOUSANDS)

                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            ---------   ------------  ------------  ------------    ------------
Net sales ................................  $       -   $  122,988    $  138,682    $        -      $  261,670
Intercompany net sales ...................          -       61,901         4,175       (66,076)              -
                                            ---------   ----------    ----------    ----------      ----------
   Total net sales .......................          -      184,889       142,857       (66,076)        261,670
                                            ---------   ----------    ----------    ----------      ----------
Cost of products sold ....................          -     (133,564)      (99,319)       66,076        (166,807)
Selling, general and administrative ......          -      (29,850)      (19,325)                      (49,175)
Amortization of intangible assets.........          -         (367)            -                          (367)
                                            ---------   ----------    ----------    ----------      ----------

Operating income .........................          -       21,108        24,213             -          45,321
Equity in income of subsidiaries..........     20,406            -             -       (20,406)              -
Intercompany royalty income (expense).....          -       10,320       (10,320)                            -
Intercompany dividend income .............          -        1,493             -        (1,493)              -
Interest expense .........................        606      (14,068)          (13)                      (13,475)
Interest income ..........................          -            6           484                           490
Other expense, net .......................         (3)      (1,426)       (1,399)                       (2,828)
                                            ---------   ----------    ----------    ----------      ----------
Income before income taxes ...............     21,009       17,433        12,965       (21,899)         29,508
Income taxes .............................       (211)      (7,492)       (2,500)                      (10,203)
                                            ---------   ----------    ----------    ----------      ----------
Net income ...............................  $  20,798   $    9,941    $   10,465    $  (21,899)     $   19,305
                                            =========   ==========    ==========    ==========      ==========


                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 3, 2005
                                  (THOUSANDS)


                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            ---------   ------------  ------------  ------------    ------------
Net sales ................................  $       -   $  269,373    $  302,430    $        -      $  571,803
Intercompany net sales ...................          -      133,732         9,622      (143,354)              -
                                            ---------   ----------    ----------    ----------      ----------
   Total net sales .......................          -      403,105       312,052      (143,354)        571,803
                                            ---------   ----------    ----------    ----------      ----------
Cost of products sold ....................          -     (307,761)     (204,464)      143,354        (368,871)
Selling, general and administrative ......          -      (58,758)      (41,248)                     (100,006)
Other operating charges...................          -      (10,532)            -                       (10,532)
Amortization of intangible assets.........          -         (668)            -                          (668)
                                            ---------   ----------    ----------    ----------      ----------

Operating income .........................          -       25,386        66,340             -          91,726
Equity in income of subsidiaries..........     38,750            -             -       (38,750)              -
Intercompany royalty income (expense).....          -       22,870       (22,870)                            -
Intercompany dividend income .............          -        3,659             -        (3,659)              -
Interest expense .........................      1,813      (30,294)          470                       (28,011)
Interest income ..........................          -           85         1,030                         1,115
Other expense, net .......................         (2)      (4,200)       (5,775)                       (9,977)
                                            ---------   ----------    ----------    ----------      ----------
Income before income taxes ...............     40,561       17,506        39,195       (42,409)         54,853
Income taxes .............................       (634)      (9,795)       (8,156)                      (18,585)
                                            ---------   ----------    ----------    ----------      ----------
Net income ...............................  $  39,927   $    7,711    $   31,039    $  (42,409)     $   36,268
                                            =========   ==========    ==========    ==========      ==========




                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 4, 2004
                                  (THOUSANDS)


                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                            --------    ------------  ------------  ------------    ------------
Net sales ................................  $       -   $  248,347    $  280,218    $        -      $  528,565
Intercompany net sales ...................          -      122,646         8,510      (131,156)              -
                                            ---------   ----------    ----------    ----------      ----------
   Total net sales .......................          -      370,993       288,728      (131,156)        528,565
                                            ---------   ----------    ----------    ----------      ----------
Cost of products sold ....................          -     (272,342)     (194,436)      131,156        (335,622)
Selling, general and administrative ......          -      (61,758)      (36,568)                      (98,326)
Amortization of intangible assets.........          -         (439)            -                          (439)
                                            ---------   ----------    ----------    ----------      ----------

Operating income .........................          -       36,454        57,724             -          94,178
Equity in income of subsidiaries..........     43,432            -             -       (43,432)              -
Intercompany royalty income (expense).....          -       21,404       (21,404)                            -
Intercompany dividend income .............          -        3,175             -        (3,175)              -
Interest expense .........................      1,421      (29,168)          188                       (27,559)
Interest income ..........................          -           18           969                           987
Other expense, net .......................         (4)      (2,243)       (2,289)                       (4,536)
                                            ---------   ----------    ----------    ----------      ----------
Income before income taxes ...............     44,849       29,640        35,188       (46,607)         63,070
Income taxes .............................       (496)     (15,216)       (6,180)                      (21,892)
                                            ---------   ----------    ----------    ----------      ----------
Net income ...............................  $  44,353   $   14,424    $   29,008    $  (46,607)     $   41,178
                                            =========   ==========    ==========    ==========      ==========


                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 3, 2005
                                  (THOUSANDS)

                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations     Consolidated
                                            ---------   ------------  ------------  ------------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $       2   $      139    $  16,966      $        -      $    17,107
   Accounts receivable, trade, net .......          -        9,999      122,503                          132,502
   Accounts receivable, other ............          -        2,780       27,037                           29,817
   Receivables from related parties.......          -       22,389            -                           22,389
   Inventories ...........................          -      136,879       92,846                          229,725
   Deferred income tax assets.............          -       19,065            -                           19,065
   Prepaid expenses ......................          -        5,683        2,386                            8,069
                                            ---------   ----------    ---------      ----------      -----------
     Total current assets ................          2      196,934      261,738               -          458,674
Investment in subsidiaries ...............    376,658      240,200            -        (616,858)               -
Intercompany loans .......................     21,819      (14,392)      (7,427)                               -
Due from (to) subsidiaries, net ..........          -       63,685      (63,685)                               -
Property, plant and equipment, net .......          -      530,145       88,072                          618,217
Goodwill, net ............................     89,931      240,928        8,916                          339,775
Intangible assets, net....................          -       18,009            -                           18,009
Long-term receivable from related party ..          -            -       35,064                           35,064
Other assets .............................          -       75,780          508                           76,288
                                            ---------   ----------    ---------      ----------      -----------
Total Assets .............................  $ 488,410   $1,351,289    $ 323,186      $ (616,858)     $ 1,546,027
                                            =========   ==========    =========      ==========      ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $       -   $        -    $      72      $        -      $        72
   Current maturities of long-term debt ..          -        2,765          143                            2,908
   Accounts payable ......................          -       44,446       32,773                           77,219
   Accrued liabilities ...................          -       42,772       21,021                           63,793
   Income taxes payable...................          -       38,806        7,618                           46,424
                                            ---------   ----------    ---------      ----------      -----------
     Total Current liabilities ...........          -      128,789       61,627               -          190,416
Long-term debt less current maturities ...          -      650,851          314                          651,165
Deferred income tax liabilities...........          -      111,676       14,250                          125,926
Other liabilities ........................          -       83,315        6,795                           90,110
Total Shareholder's Equity ...............    488,410      376,658      240,200        (616,858)         488,410
                                            ---------   ----------    ---------      ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................  $ 488,410   $1,351,289    $ 323,186      $ (616,858)     $ 1,546,027
                                            =========   ==========    =========      ==========      ===========


                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004
                                  (THOUSANDS)


                                                                            Non-
                                             Parent      Guarantor       Guarantor
                                             Company    Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                            ---------   ------------    ------------   ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $       1    $   14,659      $  18,279     $        -      $    32,939
   Accounts receivable, trade, net .......          -         4,870        100,867                         105,737
   Accounts receivable, other ............          -         2,155         19,309                          21,464
   Receivables from related parties.......        (38)       15,224              -                          15,186
   Inventories ...........................          -       108,810         82,925                         191,735
   Deferred income tax assets.............          -        14,833              -                          14,833
   Prepaid expenses ......................          -         4,782          2,191                           6,973
                                            ---------    ----------      ---------     ----------      -----------
     Total current assets ................        (37)      165,333        223,571              -          388,867
Investment in subsidiaries ...............    310,959       226,870              -       (537,829)               -
Intercompany loans .......................     21,337       (12,848)        (8,489)                              -
Due from (to) subsidiaries, net ..........          -        46,539        (46,539)                              -
Property, plant and equipment, net .......          -       500,700         98,385                         599,085
Goodwill, net ............................     89,931       240,928          6,935                         337,794
Intangible assets, net ...................          -        18,677              -                          18,677
Long-term receivable from related party ..          -             -         34,043                          34,043
Other assets .............................          -        63,920            530                          64,450
                                            ---------    ----------      ---------     ----------      -----------
Total Assets .............................  $ 422,190    $1,250,119      $ 308,436     $ (537,829)     $ 1,442,916
                                            =========    ==========      =========     ==========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $       -    $        -      $      71     $        -      $        71
   Current maturities of long-term debt ..          -         2,766            166                           2,932
   Accounts payable ......................          -        45,554         20,245                          65,799
   Accrued liabilities ...................          -        52,737         31,812                          84,549
   Income taxes payable...................     50,260             -          6,224                          56,484
                                            ---------    ----------      ---------     ----------      -----------
     Total Current liabilities ...........     50,260       101,057         58,518              -          209,835
Long-term debt less current maturities ...          -       648,940            428                         649,368
Deferred income tax liabilities...........          -       106,852         15,970                         122,822
Other liabilities ........................          -        82,311          6,650                          88,961
Total Shareholder's Equity ...............    371,930       310,959        226,870       (537,829)         371,930
                                            ---------    ----------      ---------     ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................  $ 422,190    $1,250,119      $ 308,436     $ (537,829)     $ 1,442,916
                                            =========    ==========      =========     ==========      ===========



                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         SIX MONTHS ENDED JULY 3, 2005
                                  (THOUSANDS)


                                                                                              Non-
                                                             Parent        Guarantor       Guarantor
                                                             Company      Subsidiaries    Subsidiaries      Consolidated
                                                            ----------    ------------    ------------      ------------
Cash flows from operating activities:
  Net income (loss).......................................  $  (2,482)     $    7,711      $    31,039        $  36,268
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Impairment of fixed assets...........................          -          10,532                -           10,532
     Depreciation.........................................          -          27,275            6,964           34,239
     Amortization of intangible assets....................          -             668                -              668
     Noncash interest charges.............................          -           1,007                -            1,007
     Deferred income taxes................................          -             592           (1,720)          (1,128)
  Increase in working capital items.......................          -         (43,125)         (45,463)         (88,588)
  Proceeds from sale of accounts receivable...............          -               -            6,242            6,242
  Increase in receivables from related parties............        (38)         (7,165)          (1,021)          (8,224)
  Change in amounts due to (from) subsidiaries............          -         (17,146)          17,146                -
  Change in investment in and advances to affiliates......    (86,997)         91,259           (4,262)               -
  Other, net..............................................          -           2,856              318            3,174
                                                            ---------      ----------      -----------        ---------
Net cash provided by (used in) operating activities.......    (89,517)         74,464            9,243           (5,810)
                                                            ---------      ----------      -----------        ---------
Cash flows from investing activities:
  Capital expenditures and acquisition....................          -         (95,967)          (4,546)        (100,513)
                                                            ---------      ----------      -----------        ---------
Net cash used in investing activities.....................          -         (95,967)          (4,546)        (100,513)
                                                            ---------      ----------      -----------        ---------
Cash flows from financing activities:
  Increase in short-term debt.............................          -               -                1                1
  Increase in borrowings under revolving credit facility.           -           2,650                -            2,650
  Repayments of long-term debt............................          -            (870)            (100)            (970)
  Change in net intercompany loans........................       (482)          1,544           (1,062)               -
  Intercompany dividends..................................          -           3,659           (3,659)               -
  Capital contribution from parent company................     90,000               -                -           90,000
                                                            ---------      ----------      -----------        ---------
Net cash provided by (used in) financing activities.......     89,518           6,983           (4,820)          91,681
                                                            ---------      ----------      -----------        ---------
Effect of exchange rate fluctuations on cash and cash
  equivalents.............................................          -               -           (1,190)          (1,190)
                                                            ---------      ----------      -----------        ---------
Net change in cash and cash equivalents...................          1         (14,520)          (1,313)         (15,832)
Cash and cash equivalents, beginning of period............          1          14,659           18,279           32,939
                                                            ---------      ----------      -----------        ---------
Cash and cash equivalents, end of period..................  $       2      $      139      $    16,966        $  17,107
                                                            =========      ==========      ===========        =========


                                ISP CHEMCO INC.

NOTE 10. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         SIX MONTHS ENDED JULY 4, 2004
                                  (THOUSANDS)


                                                                                              Non-
                                                             Parent        Guarantor       Guarantor
                                                             Company      Subsidiaries    Subsidiaries      Consolidated
                                                            ---------     ------------    ------------      ------------
Cash flows from operating activities:
  Net income..............................................  $  (2,254)    $   14,424      $    29,008        $  41,178
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation.........................................          -         24,876            6,951           31,827
     Amortization of intangible assets....................          -            439                -              439
     Noncash interest charges.............................          -          1,100                -            1,100
     Deferred income taxes................................          -         13,762              373           14,135
  Increase in working capital items.......................     (1,205)       (31,279)         (17,832)         (50,316)
  Proceeds from sale of accounts receivable...............          -              -            4,074            4,074
  Increase in receivables from related parties............          -         (2,443)          (1,116)          (3,559)
  Change in amounts due to (from) subsidiaries............          -          7,589           (7,589)               -
  Change in investment in and advances to affiliates......      4,126         (6,846)           2,720                -
  Other, net..............................................       (668)         1,855             (165)           1,022
                                                            ---------     ----------      -----------        ---------
Net cash provided by (used in) operating activities.......         (1)        23,477           16,424           39,900
                                                            ---------     ----------      -----------        ---------
Cash flows from investing activities:
  Capital expenditures and acquisitions...................          -        (40,756)         (17,477)         (58,233)
                                                            ---------     ----------      -----------        ---------
Net cash used in investing activities.....................          -        (40,756)         (17,477)         (58,233)
                                                            ---------     ----------      -----------        ---------
Cash flows from financing activities:
  Proceeds from issuance of debt..........................          -         31,188                -           31,188
  Increase in borrowings under revolving credit facility.           -            400                -              400
  Repayments of long-term debt............................          -         (1,420)             (52)          (1,472)
  Loans from related party................................          -          4,000           30,000           34,000
  Increase in loan to related party.......................          -         (7,760)               -           (7,760)
  Change in net intercompany loans........................          -         29,641          (29,641)               -
  Debt issuance costs.....................................          -         (1,725)               -           (1,725)
  Intercompany dividends..................................     67,163        (63,988)          (3,175)               -
  Dividend to parent company..............................    (67,163)             -                -          (67,163)
                                                            ---------     ----------      -----------        ---------
Net cash used in financing activities.....................          -         (9,664)          (2,868)         (12,532)
                                                            ---------     ----------      -----------        ---------
Effect of exchange rate fluctuations on cash and cash
  equivalents.............................................          -              -             (351)            (351)
                                                            ---------     ----------      -----------        ---------
Net change in cash and cash equivalents...................         (1)       (26,943)          (4,272)         (31,216)
Cash and cash equivalents, beginning of period............          5         29,009           27,412           56,426
                                                            ---------     ----------      -----------        ---------
Cash and cash equivalents, end of period..................  $       4     $    2,066      $    23,140        $  25,210
                                                            =========     ==========      ===========        =========


                                ISP CHEMCO INC.

NOTE 11.  CONTINGENCIES

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

Tax Claim Against G-I Holdings Inc.

     The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of a consolidated group for federal income tax purposes that included G-I Holdings Inc. (the "G-I Holdings Group") in certain prior years. Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated federal income tax returns of the G-I Holdings Group and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Those tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997, because neither the Company nor any of its domestic subsidiaries have been members of the G-I Holdings Group for periods after January 1, 1997. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "Surfactants Partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the

                                ISP CHEMCO INC.

NOTE 11.  CONTINGENCIES - (CONTINUED)

G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the Surfactants Partnership and also has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $301 million, computed as of July 3, 2005. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the Surfactants Partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 7 and 21 to consolidated financial statements contained in the 2004 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

      There have been no significant changes in our critical accounting policies during the first six months of 2005. For a discussion of our critical accounting policies, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.


RESULTS OF OPERATIONS - SECOND QUARTER 2005 COMPARED WITH
                        SECOND QUARTER 2004

     Overview

     We recorded net income of $17.1 million for the second quarter of 2005 compared with net income of $19.3 million in the second quarter of 2004. The lower results for the second quarter of 2005 were mainly attributable to higher other expense, net, due to unfavorable foreign exchange, and also due to lower operating income and higher interest expense.

     Net Sales. Net sales by business segment for the second quarter of 2005 and 2004 were:

                                                       Second Quarter Ended
                                                    ---------------------------
                                                      July 3,           July 4,
                                                       2005              2004
                                                    ---------        ----------
                                                            (Millions)
           Specialty chemicals....................  $   183.1        $   178.1
           Industrial chemicals...................       63.7             49.1
           Mineral products.......................       40.3             34.5
                                                    ---------        ---------
             Net sales............................  $   287.1        $   261.7
                                                    =========        =========

     Net sales for the second quarter of 2005 were $287.1 million compared with $261.7 million in the second quarter of 2004. The $25.4 million (10%) increase in sales resulted primarily from higher pricing and the favorable impact of the weaker U.S. dollar.

     Gross Margin. Our gross margin in the second quarter of 2005 was 33.0% compared with 36.3% in the second quarter of 2004. The lower margin was attributable to higher material, energy and manufacturing costs in all business segments, partially offset by favorable pricing and the favorable impact of the weaker U.S. dollar. Manufacturing costs in the second quarter of 2005 were adversely impacted by plant integration costs for the Lima, Ohio production facility acquired in the first quarter of 2005 (see further discussion below).

     Selling, General and Administrative. Selling, general and administrative expenses increased 1.5% in the second quarter of 2005 to $49.9 million from $49.2 million in the second quarter of 2004; however, as a percent of sales, these expenses decreased to 17.4% in the second quarter of 2005 from 18.8% in the second quarter of 2004. The increase in selling, general and administrative expenses in the second quarter of 2005 related primarily to higher freight and distribution costs as a result of the higher sales levels.

     Operating Income. Operating income (loss) by business segment for the second quarter of 2005 and 2004 was:

                                                       Second Quarter Ended
                                                    --------------------------
                                                      July 3,          July 4,
                                                       2005             2004
                                                    ---------        ---------
                                                            (Millions)
           Specialty chemicals....................  $    37.9        $    41.6
           Industrial chemicals...................        0.2             (1.8)
           Mineral products.......................        6.5              5.6
                                                    ---------        ---------
             Total segment operating income.......       44.6             45.4
           Unallocated corporate office items.....          -             (0.1)
                                                    ---------        ---------
             Operating income.....................  $    44.6        $    45.3
                                                    =========        =========

     Operating income for the second quarter of 2005 was $44.6 million compared with $45.3 million in the second quarter of 2004. Operating income for the second quarter of 2005 was adversely affected by plant integration costs in the amount of $2.1 million for the Lima, Ohio production facility acquired in the first quarter of 2005 (see "Liquidity and Financial Condition"), and higher raw material and energy costs.

     The specialty chemicals segment recorded operating income of $37.9 million for the second quarter of 2005 compared with $41.6 million in the second quarter of 2004. The lower operating income was primarily due to higher raw material and energy costs.

     The industrial chemicals segment recorded operating income of $0.2 million in the second quarter of 2005 compared with an operating loss of $1.8 million in the second quarter of 2004. The segment's improved performance was achieved despite the $2.1 million one-time integration costs in connection with the Lima, Ohio production facility referenced above.

     Operating income for the mineral products segment was $6.5 million in the second quarter of 2005 compared with $5.6 million in the second quarter of 2004. The improved results were attributable to favorable pricing and higher unit volumes, partially offset by increased material costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the second quarter of 2005 was $14.2 million compared with $13.5 million in the same period in 2004. The $0.7 million (5%) higher interest expense was attributable to higher average interest rates ($1.1 million impact), partially offset by lower average borrowings ($0.4 million impact).

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $5.1 million in the second quarter of 2005 compared with $2.8 million in the second quarter of

2004. The higher expense in the second quarter of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the second quarter of 2005, we recorded a provision for income taxes of $8.8 million. Our effective tax rate for the second quarter of 2005 was 34.1% compared with an effective tax rate of 34.6% in the second quarter of 2004.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals, industrial chemicals and mineral products.

Specialty Chemicals

     Sales in the second quarter of 2005 were $183.1 million compared with $178.1 million in the same period in 2004. The 3% increase in sales was primarily due to the favorable impact of the weaker U.S. dollar ($3.3 million), and, to a lesser extent, favorable pricing.

     Operating income for the specialty chemicals segment was $37.9 million for the second quarter of 2005 compared with $41.6 million in the second quarter of 2004. The lower operating income was primarily attributable to higher raw material costs ($6.0 million impact), partially offset by the favorable impact of the weaker U.S. dollar ($1.6 million).

Industrial Chemicals

     Sales in the second quarter of 2005 were $63.7 million compared with $49.1 million in the second quarter of 2004. The 30% increase in sales resulted primarily from favorable pricing ($13.9 million) and, to a lesser extent, the favorable effect of the weaker U.S. dollar, partially offset by lower unit volumes.

     The industrial chemicals segment recorded operating income of $0.2 million in the second quarter of 2005 compared with an operating loss of $1.8 million in the second quarter of 2004. The improvement in pricing for the industrial chemicals segment more than offset raw material, manufacturing and energy cost increases (totaling $10.0 million), as well as higher operating expenses. The segment's improved performance was achieved despite the $2.1 million one-time integration costs in connection with the Lima, Ohio production facility which was acquired in the first quarter of 2005.

Mineral Products

     Sales for the mineral products segment for the second quarter of 2005 were $40.3 million compared with $34.5 million for the second quarter of 2004. The 17% increase in sales was due to higher unit volumes ($3.2 million), as a result of industry-wide growth, and favorable pricing and included 10% higher sales to Building Materials Corporation of America, an affiliate that we refer to as "BMCA."

     Operating income for the mineral products segment was $6.5 million in the second quarter of 2005 compared with $5.6 million for the second quarter of 2004. The 16% improvement in operating income was attributable to favorable pricing ($2.6 million) and the favorable impact of higher unit volumes, partially offset by increased raw material and manufacturing costs (totaling $1.8 million) and higher freight and distribution expenses.


RESULTS OF OPERATIONS - FIRST SIX MONTHS 2005 COMPARED WITH
                        FIRST SIX MONTHS 2004

     Overview

     We recorded net income of $36.3 million for the first six months of 2005, after a non-cash, pre-tax asset impairment charge of $10.5 million (see "Other Operating Charges" below), compared with net income of $41.2 million in the first six months of 2004. The decline in net income for the first six months of 2005 was primarily attributable to lower operating income, after including the $10.5 million charge, and higher other expense, net.

     Net Sales. Net sales by business segment for the first six months of 2005 and 2004 were:

                                                         Six Months Ended
                                                    --------------------------
                                                      July 3,          July 4,
                                                       2005             2004
                                                    ---------        ---------
                                                             (Millions)
           Specialty chemicals....................  $   369.5        $   364.3
           Industrial chemicals...................      122.4             97.8
           Mineral products.......................       79.9             66.5
                                                    ---------        ---------
             Net sales............................  $   571.8        $   528.6
                                                    =========        =========

     Net sales for the first six months of 2005 were $571.8 million compared with $528.6 million in the first six months of 2004. The $43.2 million (8%) increase in sales resulted primarily from higher pricing, higher unit volumes, and the favorable impact of the weaker U.S. dollar.

     Gross Margin. Our gross margin in the first six months of 2005 was 35.5% compared with 36.5% in the first six months of 2004. The lower margin was attributable to higher raw material, energy and manufacturing costs in all business segments, partially offset by favorable pricing and the favorable impact of the weaker U.S. dollar. Manufacturing costs in the first six months of 2005 were adversely impacted by plant integration costs for the Lima, Ohio production facility acquired in the first quarter of 2005 (see further discussion below).

     Selling, General and Administrative. Selling, general and administrative expenses increased 2% in the first six months of 2005 to $100.0 million from $98.3 million in the first six months of 2004; however, as a percent of sales, these expenses decreased to 17.5% in the first six months of 2005 from 18.6% in the first six months of 2004. The increase in selling, general and administrative expenses in the first six months of 2005 related primarily to higher freight and distribution costs and increased selling expenses as a result of the higher sales levels.

     Other Operating Charges. Other operating charges of $10.5 million in the first six months of 2005 represent a non-cash fixed asset impairment charge related to our program for the restructuring and consolidation of production capacity in the foods product line within the specialty chemicals business segment. In March 2005, we entered into a long-term supply contract with an international company for the purchase of a product in the specialty chemicals business that we currently manufacture at our San Diego, California alginates plant. Accordingly, we performed an impairment review in the first quarter of 2005 and recorded a $10.5 million non-cash fixed asset impairment charge related to the San Diego facility. The impairment charge was determined based on a review of anticipated future cash flows related to this facility compared with the carrying value of the facility's fixed assets.

     Operating Income. Operating income (loss) by business segment for the first six months of 2005 and 2004 was:

                                                         Six Months Ended
                                                    --------------------------
                                                      July 3,          July 4,
                                                       2005             2004
                                                    ---------        ---------
                                                            (Millions)
           Specialty chemicals....................  $    72.8        $    87.8
           Industrial chemicals...................        8.0             (1.6)
           Mineral products.......................       11.0              8.1
                                                    ---------        ---------
             Total segment operating income.......       91.8             94.3
           Unallocated corporate office items.....       (0.1)            (0.1)
                                                    ---------        ---------
             Operating income.....................  $    91.7        $    94.2
                                                    =========        =========

     Operating income for the first six months of 2005 was $91.7 million, after the $10.5 million non-cash asset impairment charge discussed above. Excluding such charge, operating income increased by 8.5% to $102.2 million from $94.2 million in the first six months of 2004 (see "Non-GAAP Financial Measures" below) because of favorable pricing in all business segments. Increased operating income as a result of the 8% increase in sales for the first six months of 2005 was partially offset by increased manufacturing costs, including $2.4 million of integration costs in connection with the acquisition of the Lima, Ohio production facility in the first quarter of 2005, and higher raw material and energy costs.

     The specialty chemicals segment recorded operating income of $72.8 million in the first six months of 2005. Excluding the aforementioned non-cash impairment charge of $10.5 million, operating income for the segment was $83.3 million compared with $87.8 million in the first six months of 2004. The lower operating income was due to higher raw material and energy costs.

     The industrial chemicals segment recorded operating income of $8.0 million in the first six months of 2005 compared with an operating loss of $1.6 million in the first six months of 2004. The industrial chemicals segment's improved pricing more than offset material cost increases. The segment's improved performance was achieved despite the $2.4 million ($0.3 million in the first quarter and $2.1 million in the second quarter) one-time integration costs in connection with the Lima, Ohio production facility discussed above.

     Operating income for the mineral products segment was $11.0 million in the first six months of 2005 compared with $8.1 million in the first six months of 2004. The 36% improvement in operating income was attributable to favorable pricing and the favorable impact of higher unit volumes, partially offset by increased material and manufacturing costs and higher freight and distribution expenses.

     Interest Expense. Interest expense for the first six months of 2005 was $28.0 million compared with $27.6 million in the same period in 2004. The slightly higher interest expense was attributable to higher average interest rates ($0.5 million impact), partially offset by lower average borrowings ($0.1 million impact).

     Other Expense, Net. Other expense, net, comprises foreign exchange gains and losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $10.0 million in the first six months of 2005 compared with $4.5 million in the first six months of 2004. The higher expense in the first six months of 2005 was due to unfavorable foreign exchange.

     Income Taxes. In the first six months of 2005, we recorded a provision for income taxes of $18.6 million. Our effective tax rate for the first six months of 2005 was 33.9% and 34.7% for the first six months of 2004.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals, industrial chemicals and mineral products. The operating income for the first six months of 2005 for the specialty chemicals business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

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

                                                             Six Months Ended
                                                          ---------------------
                                                            July 3,     July 4,
                                                             2005        2004
                                                          ---------   ---------
                                                                (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $    91.7   $    94.2
Non-GAAP adjustments:
   Add: Other operating charges(1)......................       10.5           -
                                                          ---------   ---------
Operating income as adjusted............................  $   102.2   $    94.2
                                                          =========   =========
Supplemental Business Segment Information:

Operating income (loss):
     Operating Income per GAAP - Specialty Chemicals....  $    72.8   $    87.8
     Non-GAAP adjustments (1)...........................       10.5           -
                                                          ---------   ---------
     Operating Income - Specialty Chemicals as adjusted.  $    83.3   $    87.8
                                                          =========   =========

     Operating Income (Loss) per GAAP - Industrial
       Chemicals........................................  $     8.0   $    (1.6)
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income (Loss) - Industrial Chemicals as
        adjusted........................................  $     8.0   $    (1.6)
                                                          =========   =========

     Operating Income per GAAP - Mineral Products.......  $    11.0   $     8.1
     Non-GAAP adjustments...............................          -           -
                                                          ---------   ---------
     Operating Income - Mineral Products as adjusted....  $    11.0   $     8.1
                                                          =========   =========

     Total segment operating income as adjusted.........  $   102.3   $    94.3
     Unallocated corporate office per GAAP..............       (0.1)       (0.1)
                                                          ---------   ---------
     Operating income as adjusted.......................  $   102.2   $    94.2
                                                          =========   =========


    (1) Non-GAAP adjustments in the first six months of 2005 represent a $10.5 million non-cash other operating charge for the impairment of fixed assets at one of our domestic manufacturing facilities related to a program for the restructuring and consolidation of production capacity in the specialty chemicals segment. See "Other Operating Charges" above.


Specialty Chemicals

     Sales in the first six months of 2005 were $369.5 million compared with $364.3 million for the first six months of 2004. The increase in sales was primarily due to the favorable impact of the weaker U.S. dollar ($6.6 million), primarily in Europe, and, to a lesser extent, favorable pricing, partially offset by lower unit volumes ($2.4 million).

     The specialty chemicals segment recorded operating income of $72.8 million in the first six months of 2005. Excluding the aforementioned non-cash asset impairment charge of $10.5 million, operating income for the segment was $83.3 million compared with $87.8 million in the first six months of 2004. The lower operating income was primarily attributable to higher raw material costs ($9.5 million impact), partially offset by the favorable impact of the weaker U.S. dollar ($3.6 million).

Industrial Chemicals

     Sales in the first six months of 2005 were $122.4 million compared with $97.8 million in the same period in 2004. The 25% increase in sales resulted primarily from favorable pricing ($23.6 million) and, to a lesser extent, the favorable effect of the weaker U.S. dollar ($3.4 million), partially offset by lower unit volumes.

     The industrial chemicals segment recorded operating income of $8.0 million in the first six months of 2005 compared with an operating loss of $1.6 million in the first six months of 2004. The industrial chemicals segment's improved pricing more than offset higher raw material, energy and manufacturing costs (totaling $12.2 million). The segment's improved performance was achieved despite $2.4 of one-time integration costs in connection with the Lima, Ohio production facility acquired in the first quarter of 2005.

Mineral Products

     Sales for the mineral products segment for the first six months of 2005 were $79.9 million compared with $66.5 million for the first six months of 2004. The 20% increase in sales was due to higher unit volumes ($8.4 million), as a result of industry-wide growth, and favorable pricing and included 12% higher sales to BMCA, an affiliate.

     Operating income for the mineral products segment was $11.0 million in the first six months of 2005 compared with $8.1 million for the first six months of 2004. The 36% improvement in operating income resulted from favorable pricing ($4.9 million) and the favorable impact of higher unit volumes, partially offset by increased raw material and manufacturing costs (totaling $3.7 million) and higher freight and distribution expenses.


LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first six months of 2005, our net cash outflow before financing activities was $106.3 million, including $5.8 million used in operations and the reinvestment of $100.5 million for capital programs and an acquisition.

     Operating Activities. Net cash used in operating activities totaled $5.8 million for the first six months of 2005, principally related to a cash investment of $88.6 million in additional working capital, including a $32.5 million increase in receivables as a result of higher sales, a $26.2 million increase in inventories to support our sales growth and a $28.8 million net decrease in payables and accrued liabilities, mainly due to payments of accrued interest and income taxes.

     Investing Activities. Net cash used in investing activities in the first six months of 2005 totaled $100.5 million for capital expenditures and an acquisition. Capital expenditures in the first six months of 2005 included $33.6 million for the purchase of equipment at our Freetown, Massachusetts facility. We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to this equipment. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provided for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and included purchase and return options at fair market values determined at the inception of the lease. We had the right to exercise a purchase option with respect to the leased equipment, or the equipment could be returned to the lessor and sold to a third party. We exercised the purchase option in the first quarter of 2005 for a purchase price of $33.6 million.

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

     Financing Activities. Net cash provided by financing activities in the first six months of 2005 totaled $91.7 million, principally attributable to a $90.0 million capital contribution from our parent company. Financing activities in the first six months of 2005 also included $2.7 million in revolving credit borrowings under our senior credit facilities, offset by $1.0 million of repayments of long-term debt.

     As a result of the foregoing factors, cash and cash equivalents decreased by $15.8 million during the first six months of 2005 to $17.1 million.

   Current Maturities of Long-Term Debt

     As of July 3, 2005, our current maturities of long-term debt, scheduled to be repaid during the twelve-month period ended June 2006, totaled $2.9 million, including $2.5 million related to the term loan under our senior credit facilities.

   Contingencies

     See Note 11 to consolidated financial statements for information regarding contingencies.

   Contractual Obligations

     We have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City, Kentucky facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional five-year terms. We are required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

     In 2004, we entered into a long-term requirements contract for acetylene at our Texas City, Texas facility. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in actual costs and changes in the Producer Price Index.

     The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the acetylene contract for the Calvert City plant, is $5.1 million.

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

     As previously discussed, in March 2005, we acquired a BDO production facility in Lima, Ohio. As part of this acquisition, we assumed responsibility for a long-term supply agreement for the purchase of 100% of our hydrogen gas requirements for the Lima facility from a supplier located within the same complex as our BDO production facility. The supply agreement was originally entered into in 1999 and has a term of 15 years beginning in March 2000. We are required to pay a minimum monthly charge (currently $3.1 million on an annualized basis), which increases at the rate of 3.5% per year for the remainder of the term of the agreement.

   Recent Accounting Pronouncements

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board, which we refer to as "APB," Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal reporting periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an immediate effect on our consolidated financial statements.

     In December 2004, the FASB issued a revised SFAS No. 123, which we refer to as "SFAS No. 123R," "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In February 2003, our indirect parent company, International Specialty Products Inc., which we refer to as "ISP," completed a going private transaction. As a result, stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No., which we refer to as "FIN" 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans." FIN 28 requires an entity to measure compensation as the amount by which the Book Value (as defined in the plans) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units between the date of grant and the measurement date, resulting in a change in the measure of compensation for the right or award. Since compensation expense related to such incentive units is currently included in our actual Consolidated Statements of Operations, we do not expect SFAS No. 123R to have an impact on our consolidated financial statements.

     In December 2004, the FASB issued FASB Staff Position, which we refer to as "FSP," Nos. FAS 109-1 and FAS 109-2, each as a result of the passage in October 2004 of the American Jobs Creation Act of 2004, which we refer to as the "Jobs Act." FSP No. FAS 109-1 relates to a provision in the Jobs Act that provides a tax deduction of up to 9 percent (when fully phased-in) on qualified production activities. The FASB indicated in FSP No. FAS 109-1 that this deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," rather than as a tax rate reduction. This FSP is effective upon issuance. We do not expect the adoption of this FSP to have a material effect on our 2005 consolidated financial statements.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes," to include the cumulative effect of changes in accounting principles in the Consolidated Statement of Operations in the period of change. Instead, SFAS No. 154 requires that changes in accounting principles be retrospectively applied, whereby the new accounting principle is applied to prior accounting periods as if that principle had always been used. SFAS No. 154 also redefines "restatement" as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and correction of errors made after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.


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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2004 and July 3, 2005, there were no equity-related financial instruments employed by us to reduce market risk.


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

                                    PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     During the second quarter of 2005, the Company amended its management agreement (the "Management Agreement"), effective January 1, 2005, whereby the Company, through a subsidiary, provides certain general management services to Building Materials Corporation of America ("BMCA"), an affiliate, ISP, International Specialty Holdings Inc., the Company's parent company, ISP Investco LLC, and ISP Synthetic Elastomers LP. The purpose of the amendment was to adjust the management fees payable under the Management Agreement. The aggregate charges for providing such services are expected to be approximately $24.9 million during 2005. A breakout of charges to each party is set forth in the amendment to the Management Agreement, which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

     In addition, during the second quarter of 2005, a subsidiary of the Company entered into a management services agreement with Heyman Properties, LLC and Heyman Investment Associates Limited Partnership (collectively, the "Heyman Entities"), effective as of January 1, 2005. The term of the agreement is from January 1, 2005, through December 31, 2005, and may be renewed for additional one-year terms. Under the agreement, the Company will provide certain general management services, and the Heyman Entities will provide certain advisory services. The Company will receive a net amount of approximately $0.3 million related to these services in 2005. A more detailed explanation of the charges is set forth in the management services agreement, which is filed as Exhibit 10.2 to this report and incorporated by reference herein.

ITEM 6.  EXHIBITS

     Exhibits:

     Exhibit Number
     --------------

     10.1 Amendment No. 7 to the Amended and Restated Management Agreement dated as of January 1, 2005, by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., International Specialty Holdings Inc., ISP Investco LLC, ISP Synthetic Elastomers LP, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.1 to International Specialty Holdings Inc.'s Form 10-Q for the quarterly period ended July 3,
           2005).

     10.2 Management Services Agreement, dated as of January 1, 2005, by and among ISP Management Company, Inc., Heyman Properties, LLC, and Heyman Investment Associates Limited Partnership
           (incorporated by reference to Exhibit 10.2 to International Specialty Holdings Inc.'s Form 10-Q for the quarterly period ended July 3, 2005).

     10.3 Form of International Specialty Products Inc. 2000 Long Term Incentive Plan Incentive Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to International Specialty Holdings Inc.'s Form 10-Q for the quarterly period ended July 3, 2005).

     10.4 Form of International Specialty Products Inc. 2003 Executive Long Term Incentive Plan Incentive Unit Grant Agreement
           (incorporated by reference to Exhibit 10.4 to International Specialty Holdings Inc.'s Form 10-Q for the quarterly period ended July 3, 2005).

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

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.





DATE:  August 17, 2005             BY: /s/ Salvatore J. Guccione
       ---------------                 -------------------------

                                       Salvatore J. Guccione
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  August 17, 2005             BY: /s/Kenneth M. McHugh
       ---------------                 --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)